Form 10-K
period 2005-05-31
Chaparral Steel CO
filed 2005-08-26
CIK 1319048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51307

CHAPARRAL STEEL COMPANY

(Exact Name of Registrant as Specified in its Charter)

A Delaware Corporation	20-2373478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

300 Ward Road

Midlothian, Texas 76065

(Address of Principal Executive Offices)

(972) 775-8241

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, Par Value $0.01 Per Share

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of November 30, 2004 (computed by reference to the price at which the common equity was last sold on such date), was $0.00. As of November 30, 2004, the registrant was a wholly-owned subsidiary of Texas Industries, Inc.

There were 22,803,867 shares of common stock, $0.01 par value per share, outstanding on August 22, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

FORM 10-K

PART I

ITEM 1. BUSINESS.

RECENT DEVELOPMENTS

We were incorporated in Delaware on February 22, 2005, as a wholly-owned subsidiary of Texas Industries, Inc. (“TXI”) to serve as the holding company for its steel business in anticipation of our spin-off. For purposes of this Annual Report, references to the “Company,” “we,” “us,” “our” and “Chaparral” mean Chaparral Steel Company collectively with all of our subsidiaries.

TXI, a cement, aggregates and concrete company, began operations in 1951. TXI entered the steel business in 1973. Over the intervening years TXI grew its cement, aggregates and concrete business and its steel business into leaders in their respective domestic industries.

While both businesses grew as part of TXI, they remained substantially independent with separate sales forces, different types of customers, distinct marketing strategies and limited operating overlap. The diverging needs of each business made it more difficult for TXI to take full advantage of the opportunities available to each business. From time to time the TXI board of directors considered various strategic alternatives such as joint ventures with other steel producers and sales of a part of the steel business. After careful consideration, on December 14, 2004, the TXI board decided to pursue separating the two businesses through the spin-off of Chaparral. In anticipation of the spin-off, we and TXI engaged in the transactions described below.

On June 25, 2005, TXI transferred all of the stock of its subsidiaries that were engaged in its steel business to us. These transactions were accounted for as a reorganization of entities under common control. As a result, the assets and liabilities transferred to us were recorded at historical cost. On July 6, 2005, TXI also contributed or transferred to us the real estate and transportation assets used in its steel business. We have assumed all liabilities arising out of the steel business and the transferred assets.

On June 16, 2005, we entered into a new senior secured revolving credit facility (the “Credit Facility”) which provides up to $150 million of available borrowings. The Credit Facility includes a $25 million sub-limit for letters of credit. Any outstanding letters of credit will be deducted from the borrowing availability under the Credit Facility. Amounts drawn under the Credit Facility will bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. The commitment fee calculated on the unused portion of the Credit Facility will range from 0.25% to 0.5% per year based on our leverage ratio. The Credit Facility matures June 16, 2010 and may be terminated at any time. The Credit Facility is secured by security interests in all of our existing and future accounts and inventory, certain related personal property and in all of the equity interest in our present and future domestic subsidiaries and 66% of the equity interest in our present and future foreign subsidiaries. The Credit Facility contains covenants restricting, among other things, prepayment or redemption of our other debt, distributions, dividends, and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. On July 6, 2005, we borrowed $50 million under the Credit Facility. The amount borrowed under the Credit Facility will fluctuate based upon our cash flow and working capital needs.

In addition, on July 6, 2005, we issued $300 million aggregate principal amount of new 10% senior notes due July 15, 2013 (the “Senior Notes”). The Senior Notes are unsecured and will effectively be subordinated in right of payment to all of our existing and future senior secured debt, including borrowings under our Credit Facility. All of our consolidated domestic subsidiaries have guaranteed the 10% Senior Notes. The guarantees are full and unconditional and are joint and several. At May 31, 2005, we had no significant assets or operations independent of our investment in our subsidiaries. The indenture governing the 10% Senior Notes contains covenants limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our or their assets.

We used the net proceeds from the Credit Facility and 10% Senior Notes to pay a cash dividend of $341.1 million to TXI on July 6, 2005.

On July 29, 2005, the spin-off was completed and we became an independent, public company.

TXI has no further ownership interest in us, and we have no ownership interest in TXI. In addition, we are not guarantors of any of TXI’s indebtedness nor is TXI a guarantor of any of our indebtedness. Our relationship with TXI is now governed by the terms of our separation and distribution agreement and the ancillary agreements described in that agreement. Among other things, the separation and distribution agreement provides that we and TXI will indemnify each other against certain liabilities.

INDUSTRY OVERVIEW

The following discussion is intended to provide background information concerning the industry in which we operate. Please note, however, that industry trends or other factors discussed below may not affect our business in the same manner or to the same degree as the industry generally. Some of the information included in the following discussion is based on predictions and projections. These predictions and projections are subject to inherent uncertainties. Consequently, actual results may differ materially from those expressed in or implied by these predictions and projections. See “Forward-Looking Statements”. For specific information about our business and operating results, see “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Annual Report.

The steel industry is generally composed of two major types of producers: integrated mills and mini-mills. Integrated mills, which use blast furnaces to make molten steel from iron ore and coke, are more energy and capital-intensive than mini-mills, which melt recycled steel scrap with electric arc furnaces. As a group, mini-mills are generally characterized by a lower cost of production and higher productivity than integrated mills. Moreover, mini-mills have tended to employ a management culture that emphasizes flexible, incentive-oriented non-union labor practices designed to encourage productivity and efficiency. The smaller plant size of a mini-mill also permits greater flexibility in the choice of location for the mini-mill to optimize scrap supply, energy costs, infrastructure and distribution. As mini-mill production technologies have evolved, mini-mill producers have displaced integrated producers as manufacturers of numerous steel products. Today the primary producers of structural steel and steel bar products in the United States utilize the mini-mill process.

The market for structural steel, our primary steel product, is a niche market in the U.S. steel industry, with supply totaling approximately 7.6 million tons in 2004, or approximately 5.4% of total U.S. steel supply. Structural steel products include wide flange beams, standard beams, channels and other shapes that are primarily used in commercial, retail, industrial, institutional and warehouse construction. Additional markets for these products include manufactured housing and public works.

The U.S. steel industry, including the market for structural steel products, is currently experiencing a period of strong profitability due in part to the following factors:

•	higher global levels of demand for steel driven by increased economic activity;

•	recent consolidation trends in the industry;

•	the recent weakness of the U.S. dollar relative to other major currencies; and

•	high maritime transportation costs.

These factors have contributed to strong steel prices and profitability for U.S. producers as increases in pricing have outpaced increases in raw materials costs. Because the demand for structural steel products in North America is driven primarily by non-residential construction, structural steel consumption has been, and continues to be, highly cyclical, influenced by periods of economic growth or recession. The slowing of the U.S. economy, beginning in 2000, resulted in reduced levels of non-residential construction activity, which remain at cyclical low levels. As a result, structural steel consumption has declined and structural steel capacity currently exceeds demand. Competition from foreign producers has historically been strong, but imports of structural products have declined from their historically high levels two years ago due to the global factors previously noted.

The following chart highlights the cyclical nature of the non-residential construction industry and the correlation between the usage of structural steel and non-residential construction activity.

Source: FW Dodge for non-residential construction; AISA for U.S. structural steel.

Steel bar products consist of specialty bar products and reinforcing bar, a commodity product. In calendar 2004, the hot-rolled bar (including specialty bar) and reinforcing bar markets in the United States were approximately 9.0 million and 10.0 million tons, respectively. Specialty bar products include merchant bar quality products and special bar quality products or engineering steels that are used in applications where the service conditions or component design requirements are exacting. Such applications include oil country goods, automotive and defense components, off-highway equipment, industrial hardware and tools. Because higher quality specifications are required to make these products, fewer bar producers compete for this market. Reinforcing bar is used in concrete structures to increase tensile strength. It is relatively easy to make and is therefore made by a large number of producers, resulting in a regional market for this product.

OUR BUSINESS

We are the second largest producer of structural steel products in North America, based on tons shipped in the 2004 calendar year. We are also a major producer of steel bar products. We operate two mini-mill plants located in Midlothian, Texas and Dinwiddie County, Virginia that together have an annual rated production capacity of approximately 2.8 million tons of steel. We began operations in our Texas plant in July 1973 as a mini-mill producer of steel bar products with an annual capacity of 0.25 million tons and have since grown through internal expansion. In 1999, we completed construction of our modern, low-cost structural steel plant in Virginia, which nearly doubled our structural steel capacity and expanded our product line.

We utilize mini-mill technology, whereby recycled scrap steel is melted in electric arc furnaces, and continuous casting systems form the molten steel into a broad range of products. For the year ended May 31, 2005 we shipped 1.8 million tons of finished product and generated sales of $1.1 billion. For the year ended May 31, 2004, we shipped 2.1 million tons of finished product and generated sales of $905.3 million. Recent profitability has been high despite low levels of non-residential construction, the primary driver of demand for our products. We believe non-residential construction will ultimately recover from current cyclical lows. As our capacity utilization improves with the rebound in non-residential construction, we believe we will benefit from the resulting increase in production and sales.

Through our plant expansions and product innovation, we have significantly expanded and diversified our product mix. We currently manufacture over 230 different types, sizes and grades of structural steel and steel bar products. Our structural steel products include wide flange beams, channels, piling products and other shapes, and our steel bar products include specialty bar products and, to a lesser extent, reinforcing bar. Structural steel, steel bar products and other steel products represented approximately 71%, 21 and 3%, respectively, of net product sales for the year ended May 31, 2005.

We market our products throughout the United States, Canada and Mexico, and to a limited extent in Europe. We sell to steel service centers and steel fabricators for use in the construction industry, as well as to cold finishers, forgers and original equipment manufacturers for use in the railroad, defense, automotive, manufactured housing and energy industries.

Our Strengths

Low Cost Producer and Supplier. The following factors help our ability to be a low-cost producer and supplier of steel products:

•

Modern Plants with Low Ongoing Capital Requirements. We believe our steel plants are among the most modern and efficient in the industry. Our efficient electric arc furnaces are periodically upgraded and maintained to yield high levels of efficiency. In addition, the employment of continuous casting and automated rolling mill technology gives our plants a strong competitive position. Both of our plants utilize our patented near net shape casting technology that was developed by our employees. Our Virginia plant utilizes a vertical shaft electric arc furnace that enables us to pre-heat our recycled steel scrap prior to melting, thus significantly reducing our energy costs. By using the latest technology available, the shaft furnace is among the most energy efficient in the world. Because our plants are modern and efficient, we expect the capital requirements of our plants for the foreseeable future to be low.

•

On-Site Shredder Operations. The most significant component of our operating costs is scrap steel. Shredded steel represents approximately 40% of the raw material mix that is melted in electric-arc furnaces. We believe we are one of the only domestic structural steel producers with on-site scrap shredders at our plants. Our Texas plant benefits from our operation of one of the largest steel shredders in the world, which currently supplies a major portion of the plant’s shredded steel requirements. We have outsourced the operation of our shredder at our Virginia plant to a third party, the operation of which began in the fourth quarter of fiscal year 2005. The shredders enable us to purchase lower cost, readily available, unprocessed recycled steel scrap rather than high cost, preprocessed recycled steel scrap. We believe this flexibility in acquiring a range of scrap types leads to a lower overall cost of scrap.

•

Efficient, Non-Union Workforce. Our flexible, non-union workforce allows us to maintain high levels of labor efficiency without incurring material post-retirement employee liabilities. All of our employees participate in incentive compensation plans that award compensation for meeting and exceeding selected operational goals. We believe our competitive compensation and benefit packages as well as our organizational structure and employee practices enable us to attract and retain highly talented, motivated and productive employees who are committed to making our company a leader in the steel industry.

•

Commitment to Innovation. We pride ourselves on being at the technical forefront of the steel industry. In 1982, we were one of the first companies to build and operate a structural steel mini-mill, and in 1991 we implemented our patented near net shape casting technology for structural steel. In addition, we have patented a number of recycling related processes. We use a process to separate the waste stream from our scrap in our Texas plant that we call STAR. STAR is a patented process licensed to us that separates the waste material from our shredding operations into distinct products such as aluminum, copper and coins, which are then sold. This further reduction in the net cost of scrap improves our competitive cost position.

Strategic Geographic Locations. Our facilities are near sources of scrap materials and a large portion of our customer base. This allows us to realize freight savings for inbound scrap as well as for outbound steel products destined for our customers. Our Virginia plant is the closest structural steel plant to the northeastern region of United States, which is the highest consuming region of structural products in North America. Our Texas mill is located in a region that generates an abundance of scrap, which we believe provides us with a competitive advantage as the largest consumer of scrap in the region.

Diversified Product Mix and End-User Markets. Our products include over 230 different types, sizes and grades of structural steel and steel bar products. Our structural steel products include wide flange beams, channels, piling products and other shapes and our steel bar products include specialty bar products and, to a lesser extent, reinforcing bar. Our steel products are sold to steel service centers and steel fabricators for use in the construction industry, the public works sector and to cold finishers, forgers and original equipment manufacturers for use in the railroad, defense, automotive, manufactured housing and energy industries. We believe this diversified mix of products enables us to access a broad range of end-user markets, serve a broad customer base and reduce our exposure to cyclical downturns. With our commitment to innovation, we are continuously working to develop more steel products for our customers. For example, we have developed the capacity to make piling products for retaining wall applications used primarily in the public works sectors. The construction of our Virginia plant in 1999 provided the capability to produce Z sheet piling products, which are high margin steel products used primarily in retaining wall applications. Demand for Z sheet piling is driven primarily by public works instead of non-residential construction, and has historically been met by imports. We believe our Virginia plant is now one of only four steel mills in the world that produce hot rolled Z sheet piling.

Long-Standing, Diverse Customer Relationships. We have established a solid base of long-standing relationships with a highly diversified customer base. No single customer represented more than 10% of our revenues in fiscal year 2005. We believe our long-standing relationships help to provide additional stability to our operating performance and make us a preferred supplier. We are committed to meeting customer requirements. We strive to maintain modern equipment at our facilities and to adopt new and innovative production technologies, all with the objective of meeting our customers’ needs. As an example, we believe we are the only structural steel producer that focuses on maintaining at all times at least 90% of widely used sizes of structural steel in inventory, a program we call Effective Inventory Management. We believe we receive a higher margin for these products because customers benefit due to lower working capital requirements and just-in-time availability.

Strong Management Team and Entrepreneurial Corporate Culture. Over the last several years, the structural steel niche of the U.S. steel industry has endured periods of intense competition from domestic and foreign producers. During this time, the steel industry has undergone significant consolidation. The industry has operated in an environment that rewarded efficient, innovative operations and strong management. We believe the industry position of our company demonstrates the strength and vision of our management team. We also believe our corporate culture and operating philosophy creates an environment that drives our innovation and brings an entrepreneurial spirit to our company. Empowerment is a core concept of our management model. We empower our employees to make the decisions necessary to efficiently run their operations and to meet our corporate mission. Management’s responsibility is to provide our employees with the tools and resources to make these decisions.

Our Strategy

Maintain Our Low Cost Profile. We are focused on continuing to maintain one of the lowest operating cost structures in the steel segments we serve. We will continue to optimize the use of our equipment, enhance our productivity, apply new technologies and encourage our employees to further reduce our cost of production at each of our plants.

Expand Our Product Offerings. We intend to build on our low cost profile, our customer focus and our innovative culture to develop new and expand existing product lines. We recently started producing commercial quantities of the preferred piling products desired by the public works sector, and we believe we are now the only steel company in North America that has developed this capability and is making a wide range of preferred piling products. Our range of structural products has expanded from light and small beams that addressed less than 22% of the market in 1982 to today’s offering that covers almost the entire product range needed for non-residential construction. The commodity bar products we produced when we started making steel thirty years ago are a very small part of our current product offerings. Today our bar products principally address high value added niche markets and we are building on recently expanded capabilities in our bar mill to meet growing customer needs and requirements. Entering and expanding our product offering in the specialty bar market has further separated us from the commodity markets.

Provide Superior Customer Service. We will continue to work to understand our customers, their needs and the challenges they face to provide them with value-added solutions. We extend our focus to users of our products throughout the distribution channel. This includes owners, developers, engineers and architects as well as service center operators and fabricators. As an example, our recently developed Fast-Frame process is designed to reduce the construction period for a building project, thereby accelerating revenue generation to developers and reducing their cost of capital for the project. This process complements our Effective Inventory Management program.

Maintain Strong Financial Position and Financial Flexibility. We believe our capital structure will provide us a conservative financial profile and financial flexibility, which will allow us to use free cash flow from operations to reduce our leverage. A strong balance sheet should allow us to be opportunistic regarding strategic investments, to build strong relationships with our customers and suppliers and to recruit and retain the best employees.

Selectively Pursue Additional Growth through a Disciplined Approach to Acquisitions. We are focused on enhancing our product offerings and strengthening our market position to continue to improve our competitive positioning. We believe we have a significant opportunity for future growth through selective acquisitions. We intend to pursue opportunities to grow our business that we believe will add value and meet our return requirements.

Our Plants and Products

Our steel plants, located in Midlothian, Texas and Dinwiddie County, Virginia, produce a broader array of steel products than a traditional mini-mill. We use our patented near net shape casting technology at both facilities. This process involves casting molten steel into a shape that is closer to a product’s final shape than traditional casting methods. This technology provides energy and capital cost savings in the making of wide flange beams and other structural steel products. The Texas plant has two electric arc furnaces with three continuous casters that feed semi-finished billets to a bar mill, a medium structural mill and a large structural mill. Finished (rolled) products produced include beams up to twenty-four inches wide, merchant bar quality rounds, special bar quality rounds, reinforcing bar, H-piling, sheet piling and channels. The Virginia plant has one electric arc furnace and in-line processing units consisting of two near-net shape casters and a sophisticated rolling mill. Finished products include beams up to thirty-six inches wide, sheet piling, H-piling and channels.

The rated annual capacities of the plants are as follows:

Location	Rated Annual Productive Capacity (Tons)	Approximate Plant Square Footage
Texas:
Melting	1,800,000	275,000
Rolling	1,800,000	615,000

Virginia:
Melting	1,300,000	220,000
Rolling	1,000,000	460,000

The bar and structural mills produced approximately 1.9 million tons of finished products in the fiscal year ended May 31, 2005, 2.1 million tons in fiscal year 2004 and 1.8 million tons in fiscal year 2003.

Sales and Marketing

Our sales organization markets our steel products throughout the United States, Canada and Mexico, and to a limited extent in Europe. Foreign sales, including Canada and Mexico, represented 12.7%, 11.7%, and 6.0% of our total sales for fiscal years 2005, 2004 and 2003, respectively, and no individual country represented more than 10% of total sales during any such period.

To serve our customer base, we have a dedicated sales force of 34 employees, who are principally aligned along product lines. Management directs our overall sales strategy, which our sales group implements. Orders are generally filled the next day and are cancelable. Delivery of finished products is accomplished by common carrier, customer-owned trucks, rail, overseas container or barge.

Customers

We sell our products to a highly diversified customer base representing various steel consuming markets. Our customers are primarily in the Southwest and the eastern seaboard of the United States. No single customer represented more than 10% of our total consolidated revenues in fiscal year 2005.

A significant portion of our sales are to intermediate fabricators, processors and steel service centers. These customers typically act as intermediaries between steel producers and various end-user manufacturers that require further processing or inventory programs. The additional services performed by steel service centers and processors include cutting to length, providing camber, drilling holes, splitting the product, and minimizing load size. We also sell to cold finishers, forgers and original equipment manufacturers for use in the railroad, defense, automotive, manufactured housing and energy industries. Our special bar quality customers transform our hot-rolled steel bars into a variety of demanding end-use components through processes such as forging, cold-finishing, machining and heat treating. We do not place heavy reliance on franchises, licenses or concessions.

Raw Materials and Energy

Our business depends on continued access to reliable supplies of various raw materials, principally steel scrap, energy and industrial gases. We believe there will be adequate sources of our principal raw materials to meet our near term needs, although probably at higher prices than has historically been the case.

Our principal raw material is recycled steel scrap. Shredded steel represents approximately 40% of our raw material mix. A major portion of the shredded steel requirements of our Texas plant is produced by an on-site shredder operation utilizing primarily crushed auto bodies purchased on the open market. We have historically purchased shredded steel on the open market to meet all requirements for our Virginia facility. Our Virginia shredder, which is operated by a third party, began to generate scrap in the fourth quarter of fiscal 2005. Another grade of recycled steel scrap, Heavy Melt, represents approximately 40% of our raw material mix. We also purchase Heavy Melt on the open market. The purchase price of recycled steel scrap is subject to market forces largely beyond our control. We expect scrap to continue to be in sufficient supply to satisfy our needs. We have no long-term scrap contracts and all purchases are in the form of short-term open market transactions.

Steel mini-mills consume large amounts of electricity and natural gas. The electric industry has been deregulated in Texas since January 2002. The Texas plant purchases electricity through a local retail electric provider using various long and short term supply arrangements. The Commonwealth of Virginia is in transition to a deregulated market for electricity. Electricity for the Virginia plant is purchased through the local utility under an interruptible supply contract with periodic adjustments for fuel costs. Natural gas is purchased from local gas marketers and delivered to our plants through local transportation agreements. Historically, we have not used financial instruments to mitigate price fluctuations on such purchases, however we may use such financial instruments when appropriate. We believe adequate supplies of electricity and natural gas are readily available, although some fluctuations will occur.

Competition

All of the markets in which we participate are highly competitive. We compete on the basis of price, quality and the ability to meet our customers’ product needs and delivery schedules.

We compete with domestic and international producers of steel products. Our principal domestic competitors in structural products are Nucor Corporation and Steel Dynamics, Inc. Other domestic competitors include Roanoke Steel Company, Gerdau AmeriSteel Corporation, Commercial Metals Company and Bayou Steel Corporation. Our domestic competitors in bar products include Nucor Corporation, Quanex - MACSTEEL and Republic Engineered Products LLC. Depending on economic conditions, from time to time international producers have entered our markets by offering steel delivered to port cities. These international producers include Arcelor, Duferco, Corus, Gerdau, Huta Katowice, Kangwon Industries, Severstal, Wuhan Iron and Steel, Celsa and Iscor. Certain of the foreign and domestic competitors, including both large integrated steel producers and mini-mills, have substantially greater assets and larger sales organizations than ours.

The steel industry is highly cyclical and subject to significant fluctuations in demand as a result of global macroeconomic changes in global economies, including those resulting from currency volatility. The global steel industry has historically been characterized by overcapacity, which has at times resulted in downward pressure on steel prices and gross margins. On occasion, steel imports into the United States have decreased our prices and negatively affected our operating results.

Employees

At August 1, 2005, we had approximately 1,450 employees, none of whom are represented by unions.

Research and Development

In the course of our operations we continually work to enhance our production processes and develop new or improved products. We have recently been successful in producing our patented PZC piling, a new type of Z piling which we achieved through the use of research and development technologies such as computer modeling and trial rollings of metallic lead bars on a scaled down research rolling mill. Our new PZC piling features a ball-in-socket interlock connection that we believe is superior to connectors used in much of the world.

Intellectual Property

We own a number of U.S. patents relating to a wide variety of products and processes and are licensed under a number of patents. However, we believe no single patent or license, or group of patents or licenses, is of material importance to our overall business. We also own registered trademarks for certain of our products and service marks for certain of our services, which, unlike patents and licenses, are renewable so long as they are continued in use and properly protected.

Seasonality

While there is generally no seasonality in demand for our products, production at the mills is shutdown periodically for up to two weeks to conduct comprehensive maintenance in addition to normal maintenance performed throughout the year and to install capital improvements.

Environmental

We are subject to federal, state and local environmental, health and safety laws and regulations including the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act, and the Clean Water Act. These laws and regulations address, among other matters, air emissions, electric arc furnace dust disposal and storm water discharge. We believe we are in substantial compliance with applicable environmental laws and regulations, however, from time to time we receive claims from federal, state and local regulatory agencies and entities, as well as from private parties, asserting that we are or may be in violation of certain of these laws and regulations. Based on our experience in dealing with such claims in the past and the information currently available to us regarding any potential or outstanding claims, we believe that such claims will not have a material impact on our financial condition or results of operations. Despite our compliance and experience, it is possible we could be held liable for future charges that might be material but are not currently known or estimable. In addition, changes in applicable laws, regulations or requirements or discovery of currently unknown conditions could require us to make additional expenditures, interrupt production or hinder our ability to build new or expand production facilities. See “Factors Affecting our Business - Risks Related to Our Company” for more detail.

Under RCRA and similar U.S. state programs, the owners of certain facilities that manage hazardous wastes are required to investigate and, if appropriate, remediate historic environmental contamination found at such facilities. All of our facilities are or may be subject to a corrective action program or other laws and regulations relating to environmental remediation, including projects relating to the reclamation of industrial properties.

New Clean Air Act requirements, such as revisions to national ambient air quality standards for ozone and particulate matter and designation of new nonattainment areas, may have significant impacts on us in the future, although whether and how it will affect us will not be determined for many years. We also may be affected if the U.S. federal government or the states in which we operate begin to regulate emissions of greenhouse gases such as carbon dioxide. However, because we cannot predict what requirements will be imposed on our operations or the timing of such requirements, we are not able to evaluate the ultimate future cost of compliance that may be associated with these potential developments.

Our facilities also are subject to a variety of permitting requirements under the Clean Water Act, which restricts the type and amount of pollutants that may be discharged from regulated sources into receiving bodies of waters, such as rivers, lakes and oceans. On October 17, 2002, the U.S. EPA issued regulations that require existing wastewater dischargers to comply with new effluent limitations. Our facilities do not discharge process wastewater and are not subject to these regulations. However, our facilities are subject to, and in compliance with, storm water discharge permits issued under a U.S. EPA program that has been delegated to the states.

In addition to the above matters, we may receive notices of violation relating to minor environmental matters from time to time in the ordinary course of business. We do not expect any material fines or penalties to arise from these items and none of these involve potential individual monetary sanctions in excess of $100,000.

We intend to comply with all legal requirements regarding the environmental, health and safety matters, but since many of these requirements are subjective and therefore not quantifiable, are presently not determinable, or are likely to be affected by future legislation or rule making by government agencies, it is not possible to accurately predict the aggregate future costs of compliance and their effect on our operations, future net income or financial condition. Notwithstanding our intentions to comply with all legal requirements, if injury to persons or damage to property or contamination of the environment has been or is caused by the conduct of our business or hazardous substances or wastes used in, generated or disposed of by us, we may be liable for such injuries and damages, and be required to pay the cost of investigation and remediation of such contaminations. The amount of such liability could be material and we may incur material liability in connection with possible claims related to our operations and properties under environmental, health and safety laws.

Principal Executive Offices and Additional Information

Our principal executive offices are located at 300 Ward Road, Midlothian, Texas 76065. Our telephone number is (972)775-8241 and our Company website is www.chapusa.com. We do not intend for information contained on our website to be part of this Annual Report. We make available free of charge on or through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material or furnish it to the Securities and Exchange Commission (“SEC”). Additionally, we voluntarily will provide electronic or paper copies of our filings free of charge upon request.

FACTORS AFFECTING OUR BUSINESS

You should carefully consider the risks described below and all the other information contained in this Annual Report in evaluating our company and common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our business and operations. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below or elsewhere in this Annual Report.

Risks Related to Our Recently Completed Spin-Off from TXI

As a stand-alone company following the spin-off, our results may be substantially different from those indicated by our historical and pro forma financial statements.

The historical and pro forma financial information we have included in this Annual Report may not reflect what our results of operations, financial position and cash flows would have been had we been an independent company during the periods presented or what our results of operations, financial position and cash flows will be in the future, for the following reasons:

•

while our historical results of operations include all costs of TXI’s steel business, our historical costs and expenses are not necessarily indicative of the costs that would have been or will be incurred by us as an independent public company;

•

we have not made adjustments to our historical financial information to reflect changes that will occur in our cost structure, financing and operations as a result of our spin-off from TXI. These changes include potentially increased costs associated with reduced economies of scale and less purchasing power; and

•	our historical effective tax rate may not be indicative of our future effective tax rate due to changes in tax laws and the mix of our earnings in the various states where we operate.

Therefore, our historical and pro forma financial statements may not be indicative of our future performance as an independent company.

We have no recent history operating as an independent public company upon which you can evaluate us.

We previously operated as wholly-owned subsidiaries of TXI since December 1997. As an independent public company following the spin-off, our ability to satisfy our obligations and maintain profitability is solely dependent on the future performance of the businesses we own and operate, and we will not be able to rely upon the capital resources and cash flows of those business lines remaining with TXI. In addition, our historical financial statements reflect the allocation to us of a portion of TXI’s cost for certain corporate functions, but they do not reflect the costs of being an independent public company.

TXI no longer has an obligation to perform any corporate or public company functions for us. We have created our own, or engaged third parties to provide, corporate and public company functions to replace those previously performed by TXI. We may incur costs for these functions that are higher than the amounts reflected in our historical and pro forma financial statements.

The spin-off could result in significant tax liability.

The distribution of our common stock was conditioned upon TXI’s receipt of an opinion from Thompson & Knight LLP to the effect that, among other things, the distribution would qualify as a tax-free spin-off under section 355 of the Internal Revenue Code of 1986, as amended (the “Code”), to TXI and its stockholders for U.S. federal income tax purposes. The opinion was based upon various factual representations and assumptions, as well as upon certain undertakings. We are not aware of any facts or circumstances that would cause the representations and assumptions to be untrue or incomplete in any material respect. If, however, any of those factual representations or assumptions were untrue or incomplete in any material respect, any undertaking was not complied with, or the facts upon which the opinion was based were materially different from the facts at the time of the distribution, the distribution may not qualify for tax-free treatment.

Under current Internal Revenue Service policy, advance rulings will not be issued for certain significant aspects of spin-off transactions. Therefore, TXI did not apply for an advance ruling from the IRS with respect to the U.S. federal income tax consequences of the distribution. Opinions of counsel are not binding on the courts or the IRS, and the conclusions expressed in the opinion delivered to TXI could be challenged by the IRS.

If the spin-off fails to qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, TXI would be subject to tax as if it had sold our common stock in a taxable sale for its fair market value. TXI’s stockholders would be treated as if they had received a taxable dividend equal to the fair market value of our common stock that was distributed to them, taxed as a dividend (without reduction for any portion of a TXI stockholder’s basis in its shares of TXI common stock) for U.S. federal income tax purposes and possibly for purposes of state and local tax law, to the extent of a TXI stockholder’s pro rata share of TXI’s current and accumulated earnings and profits (including any taxable gain of TXI with respect to the spin-off). It is expected the amount of any such taxes to TXI’s stockholders and TXI would be substantial. Although the taxes described above generally would be imposed on TXI and its stockholders, we would, in certain circumstances, be liable for all or a portion of such taxes.

Our ability to engage in acquisitions and other strategic transactions is subject to limitations because we agreed to certain restrictions to comply with United States federal income tax requirements for a tax-free spin-off.

Current U.S. tax law which applies to spin-offs generally creates a presumption that the spin-off would be taxable to TXI but not to its stockholders if we engage in, or enter into an agreement to engage in, a transaction (or series of transactions) that would result in a 50% or greater change by vote or by value in our stock ownership during the four-year period beginning on the date that begins two years before the distribution date, unless it is established that the transaction (or a series of transactions) is not pursuant to a plan related to the spin-off. United States Treasury regulations generally provide that whether an acquisition transaction and a spin-off transaction are part of a plan is determined based on all of the facts and circumstances, including specific factors listed in the regulations. In addition, the regulations provide certain “safe harbors” for acquisition transactions that are not considered to be part of a plan.

There are other restrictions imposed on us under current U.S. federal income tax laws for spin-offs and with which we will need to comply to preserve the favorable tax treatment of the distribution, such as continuing to own and manage our steel business and limitations on sales or redemptions of our common stock for cash or other property following the distribution.

In connection with the spin-off, we entered into a tax sharing and indemnification agreement with TXI. In the tax sharing and indemnification agreement, we agreed that, among other things, we will not take any actions that would result in any tax being imposed on the spin-off. Further, we may not repurchase any of our stock for two years following the spin-off except in certain circumstances permitted by the IRS guidelines nor may we, under any circumstances, during the six-month period following the spin-off, except in certain specified transactions, liquidate, merge or consolidate with another person or sell, exchange, distribute or otherwise dispose of our assets (or those of certain of our subsidiaries) except in the ordinary course of business. We may, however, take certain actions prohibited by the tax sharing and indemnification agreement (other than those described above that are prohibited within the six month period) if we provide TXI with an unqualified opinion of tax counsel or a private letter ruling from the IRS, acceptable to TXI, to the effect that these actions will not affect the tax-free nature of the spin-off. These restrictions could substantially limit our strategic and operational flexibility, including our ability to finance our operations by issuing equity securities, make acquisitions using equity securities, repurchase our equity securities, raise money by selling assets or enter into business combination transactions.

We may be required to satisfy certain indemnification obligations to TXI or may not be able to collect on indemnification rights from TXI.

In the tax sharing and indemnification agreement, we agreed to indemnify TXI and its subsidiaries for any loss, including any adjustment to taxes of TXI, resulting from (1) any action or failure to act by us or any of our subsidiaries following the completion of the spin-off that would be inconsistent with or prohibit the spin-off from qualifying as a tax-free transaction to TXI under section 355 of the Code, (2) certain acquisitions of our equity securities or assets or those of certain of our subsidiaries, and (3) any breach of any representation or covenant given by us or our subsidiaries in the separation documents or in connection with the tax opinion delivered to TXI by Thompson & Knight LLP. Our indemnification obligations to TXI and its subsidiaries are not limited in amount or subject to any cap.

Under the terms of the separation and distribution agreement, we and TXI each have agreed to indemnify each other after the spin-off with respect to the indebtedness, liabilities and obligations that will be retained by our respective companies. These indemnification obligations could be significant.

The ability to satisfy these indemnities if called upon to do so will depend upon our future strength and the future financial strength of each of our companies. We cannot determine whether we will have to indemnify TXI for any substantial obligations. We also cannot be assured that, if TXI has to indemnify us for any substantial obligations, TXI will have the ability to satisfy those obligations to us. If we are required to indemnify TXI and its subsidiaries, officers and directors for any obligations under the circumstances set forth above, we may be subject to substantial liabilities that could exceed our net equity value at that time.

Concerns about our prospects as a stand-alone company could affect our ability to attract and retain customers and employees.

Our customers and employees may have concerns about our prospects as a stand-alone company, including our ability to maintain our independence and our inability to rely on TXI’s capital resources, cash flows and corporate functions after the spin-off. If we are not successful in assuring our customers and employees of our prospects as an independent company, our customers may choose other providers and our employees may seek other employment, which could materially adversely affect our business and our market position.

Risks Relating to Our Company

We face significant competition, and some of our competitors have resources in excess of our available resources and less financial leverage than we do.

We compete in our steel markets with domestic and international producers of steel products. Competition within the steel industry, both domestically and worldwide, is intense and is expected to remain so. We compete on the basis of price, quality and the ability to meet our customers’ product needs and delivery schedules. The highly competitive nature of the steel industry has at times exerted downward pressure on prices.

In recent years we have made significant capital expenditures to expand our facilities to strengthen our competitive position. These or any future expansionary capital expenditures, however, may not improve our competitive position and business prospects as anticipated, and, if they do not, our results of operations may be adversely affected. Further, due to the high fixed cost nature of our business, our operating results may be significantly affected by relatively small changes in production volumes. In addition, some of our competitors are larger, have greater financial resources and may have less financial leverage or lower cost structures than we do. As a result, these competitors may cope better with downward pricing pressure and adverse economic or industry conditions than we would. See “Business – Competition”.

The availability and pricing of raw materials and energy could lower our results of operations and harm our financial condition.

In the past our results of operations and financial condition have been, and may again in the future be, worsened by increases in raw material or energy costs, or their lack of availability. We are dependent upon purchased recycled steel scrap as a raw material and upon energy sources, including electricity and fossil fuels. We have generally not entered into long-term contracts to satisfy our fuel and electricity needs or recycled steel scrap requirements. We do have one long-term scrap supply agreement with the company that leases and operates our Virginia shredder. If we are unable to meet our requirements for fuel, electricity or recycled steel scrap, we may experience interruptions in our production, which could adversely affect our results of operations.

Prices for energy and scrap are subject to market forces largely beyond our control, including demand by U.S. and international steel producers, freight costs and speculation. A combination of a weak U.S. dollar, exceptionally strong Chinese and global demand for scrap, and lower production of domestic scrap due to a weak manufacturing economy and the continued loss of manufacturing to foreign competition has driven scrap offshore at exceptionally high prices, has reduced the available domestic scrap supply, and has caused the price of domestic scrap to double over the past two years. During December 2003, we announced the imposition of raw materials surcharges, keyed to a published scrap index, on our customers, which have largely been accepted in the marketplace. We have no assurance, however, that this will continue to be so, or that customers will agree to pay higher prices for our steel products, sufficient for us to maintain our margins, without resistance or the selection of other suppliers or alternative materials. If this occurs, we may lose customers, we may be unable to pass these higher scrap costs on to our customers, and we may suffer a loss of earnings and a deterioration in our financial condition. Moreover, some of our foreign integrated steel producer competitors are not as dependent as we are on scrap as a major part of their raw material melt mix. This may give them a raw material cost advantage over mini-mills during periods of high scrap costs relative to the cost of blast furnace iron used by the integrated producers, even with the higher costs they must currently pay for iron ore, coke, coking coal and other raw materials used in their ironmaking processes.

Our operations also require substantial amounts of other raw materials, including various types of alloys, refractories, oxygen, natural gas and electricity, the price and availability of which are also subject to market conditions. Price increases or the disruption of the supply of these products could adversely affect our results of operations.

Our substantial debt could adversely affect our cash flow available to fund our business needs and have other consequences adverse to our business.

We have borrowed approximately $350 million. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Impact of the Distribution and Separation from TXI.” Our substantial debt could have important consequences. For example, it could:

•

increase our vulnerability to general adverse economic and industry conditions; require us to dedicate a substantial portion of our cash flow from operations to service our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, investments and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business, the steel industry or the markets in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, among other things, our ability to borrow additional funds, even if necessary to maintain adequate liquidity.

The terms of the indentures governing our new Senior Notes, our new Credit Facility and our other debt agreements will allow us to issue and incur additional debt upon satisfaction of certain conditions. If new debt is added to current debt levels, the related risks described above could increase.

We will require a significant amount of cash to service our debt. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on, or repay or refinance, our debt and to fund planned capital expenditures, depends largely upon the availability of financing through our new bank credit facility and our future operating performance. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on our satisfaction of the covenants in our Credit Facility, our Senior Notes and our other debt agreements, and other agreements we may enter into in the future.

Specifically, we will need to maintain certain financial ratios, including a leverage ratio and an interest expense coverage ratio. Although we generated $78.1 million of net income for the year ended May 31, 2005, we experienced net losses of $5.3 million and $64.1 million for fiscal years 2004 and 2003, respectively. We cannot be assured we will continue to be profitable or that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our new bank credit facility or from other sources in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service requirements, we may have to renegotiate the terms of our debt or obtain additional financing.

We cannot be assured we will be able to refinance any of our debt, including our Credit Facility or our Senior Notes, or obtain additional financing on commercially reasonable terms or at all. If we were unable to obtain new financing under these circumstances, we would have to consider other options, such as:

•	sales of certain assets to meet our debt service obligations;

•	sales of equity; and

•	negotiations with our lenders to restructure the applicable debt.

Our Credit Facility restricts, and the indentures governing the Senior Notes and the terms of any other debt may restrict, or market or business conditions may limit, our ability to do any of these things. If none of these options were available to us on reasonable terms, a default could occur under our debt agreements which could permit the lenders to accelerate any indebtedness outstanding under the debt agreements.

The agreements governing our debt contain various covenants restricting our ability to prepay or repurchase our debt, otherwise limit our discretion in the operation of our business and could lead to acceleration of debt.

Our financing agreements impose operating and financial restrictions on our activities. Our new bank credit facility requires us to comply with or maintain certain financial tests and ratios, including a leverage ratio and an interest expense coverage ratio. Our Credit Facility also limits our ability to prepay or repurchase our Senior Notes in certain circumstances. Restrictions contained in these financing agreements also limit or prohibit our ability and the ability of certain of our subsidiaries to, among other things:

•	make certain investments;

•	incur additional debt or sell preferred stock;

•	create liens;

•	make dividend payments or other payments from subsidiaries to us;

•	engage in consolidations and mergers or sell or transfer assets;

•	engage in transactions with our affiliates; and

•	sell stock in our subsidiaries.

Various risks and events beyond our control could affect our ability to comply with these covenants and maintain financial tests and ratios. If we cannot comply with the financial covenants in our new bank credit facility, we may not be able to borrow under this facility. In addition, failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. In addition, lenders may be able to terminate any commitments they make to supply us with further funds. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by these agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We may not be able to obtain waivers or amendments of our financing agreements, if necessary, at acceptable terms or at all.

We may incur substantial expenditures to comply with environmental laws which may adversely affect our results of operations and harm our financial condition.

We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal and stormwater discharge. We believe we are in substantial compliance with applicable environmental laws and regulations. However, from time to time we receive claims from federal and state environmental regulatory agencies and entities asserting that we are or may be in violation of certain environmental laws and regulations. Based on our experience in dealing with such claims in the past and information currently available to us regarding any potential or outstanding claims, we believe that such claims will not have a material impact on our financial condition or results of operations. Despite our compliance and experience, it is possible we could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by us, interrupt production or hinder our ability to build new or expand production facilities.

Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of steel, contain chemical elements or compounds that might be designated as hazardous. Our steel facilities generate, in the same manner as other similar steel plants in the industry, electric arc furnace dust, or EAF dust, that contains zinc, lead, chromium and cadmium. The EPA has designated this EAF dust, which is collected in baghouses, as hazardous waste. We have contracts with reclamation facilities in Mexico pursuant to which such facilities receive the EAF dust generated by us and recover the metals from the dust for reuse, thus rendering the dust non-hazardous. In addition, we routinely investigate alternative reclamation technologies and have implemented processes for diminishing the amount of EAF dust generated.

We purchase scrap steel from many sources. Much of the scrap is sorted and shredded at our plant sites. Although we screen incoming scrap for various contaminants, if we fail to detect radioactive or hazardous material, such materials could cause contamination of our equipment, land and products. We could incur significant costs to clean up the contamination and dispose of the contaminated material. The cost to clean up the contaminated material and the loss of revenue resulting from the lost production time could both be material. In addition, the “fluff” that remains after the steel and other valuable materials are removed from the scrap is deposited in landfills that we believe are operated by firms that properly dispose of the fluff. On occasion, we also recycle and dispose of hazardous wastes we generate in our plants, such as cleaning fluids, at hazardous waste recycling and disposal facilities. If a landfill or hazardous material recycler or disposal operator mismanages our fluff or other wastes in a way that creates an environmental hazard, we and all others who sent materials could become liable for cleanup costs, fines and other expenses many years after the disposal or recycling was completed.

We intend to comply with all legal requirements regarding the environment and health and safety matters, but since many of these requirements are subjective and therefore not quantifiable, are presently not determinable, or are likely to be affected by future legislation or rule making or regulatory interpretations by government agencies, it is not possible to accurately predict the aggregate future costs of compliance and their effect on our operations, future net income or financial condition. Notwithstanding our intentions to comply with all legal requirements, if injury to persons or damage to property or contamination of the environment has been or is caused by the conduct of our business or hazardous substances or wastes used in, generated or disposed of by us, we may be liable for such injuries and damages, and be required to pay the cost of investigation and remediation of such contamination. The amount of such liability could be material, and we may incur material liability in connection with possible claims related to our operations and properties under environmental, health and safety laws.

Future litigation could affect our profitability.

The nature of our business exposes us to various litigation matters including product liability claims, employment matters, environmental matters, regulatory and administrative proceedings, governmental investigations, tort claims and contract disputes. When appropriate, we contest these matters vigorously. Certain, but not all, of these matters are covered by insurance. However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of existing or future litigation. Although we make accruals as we believe warranted, the amounts we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties and shortcomings in the estimation process. Future litigation costs, settlements or judgments could materially and adversely affect our results of operations.

The requirements of complying with the Exchange Act and the Sarbanes-Oxley Act may strain our resources, and our internal control over financial reporting may not be sufficient to ensure timely and reliable external financial reports.

We are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, corporate governance standards and internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act requires that management document and test our internal control over financial reporting and provide management’s conclusion in our Annual Report on Form 10-K for the fiscal year ending May 31, 2007, whether our internal control over financial reporting at May 31, 2007 is effective. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required and we may need to devote financial resources, additional time and personnel to legal, financial and accounting activities to ensure our ongoing compliance with public company reporting requirements. We cannot be assured that we will be able to implement any required changes to correct possible material weaknesses in internal control over financial reporting and sufficiently document and test the revised internal control procedures to make a positive conclusion as to the effectiveness of internal control over financial reporting by May 31, 2007.

Unexpected equipment failures, catastrophic events and scheduled maintenance may lead to production curtailments or shutdowns.

Due to the high fixed cost nature of our business, interruptions in our production capabilities may cause our productivity and results of operations to decline significantly during the affected period. Our manufacturing processes are dependent upon critical pieces of equipment, such as our steel furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers. This equipment may, on occasion, be out of service as a result of unanticipated failures or damaged during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We experienced a fire at our Virginia plant in fiscal year 2003, and may in the future experience material plant shutdowns or periods of reduced production as a result of equipment failures or catastrophic events. We also have scheduled shut-downs every 12 to 24 months to refurbish our steel production facilities. Any interruption in production capability may require us to make significant capital expenditures to remedy problems. In addition lost production time could have a negative effect on our profitability and cash flows.

Implementation of our growth strategy has certain risks.

As part of our growth strategy, we may expand existing facilities, build additional plants, acquire other steel assets, enter into joint ventures or form strategic alliances that we believe will expand or complement our existing business. If any of these transactions occur, they will likely involve some or all of the following risks:

•	the potential disruption of our ongoing business;

•	the diversion of resources and management’s time;

•	the inability of management to maintain uniform standards, controls, procedures and policies;

•	the difficulty of managing the operations of a larger company;

•	the risk of becoming involved in labor, commercial or regulatory disputes or litigation related to the new enterprise;

•	the risk of contractual or operational liability to joint venture participants or to third parties as a result of our participation;

•	the difficulty of competing for acquisitions and other growth opportunities with companies having greater financial resources than us; and

•	the difficulty of integrating the acquired operations and personnel into our existing business.

Pursuing our growth strategy may be required for us to remain competitive, but we may not be able to complete any such transactions or obtain financing, if necessary, for such transactions on favorable terms. Future transactions may not improve the competitive position and business prospects as anticipated, and could reduce sales or profit margins, and, therefore, earnings if they are not successful.

If we are unable to protect our intellectual property and prevent its use by third parties, or if our products and methods and the products and methods we license infringe on the intellectual property rights of others, our ability to compete in the market may be harmed.

We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws to protect our proprietary information and technology and prevent others from duplicating certain products and methods. If our patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded certain of our products and methods could be impaired, which could impede our ability to produce and market our products, negatively affect our competitive position and harm our business and operating results.

We cannot be assured our products or methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of our business. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling our products or using our methods that incorporate the asserted intellectual property, which could adversely affect our revenue;

•	pay substantial damages for past use of the asserted intellectual property; and

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all.

We are a party to a number of licenses giving us rights to third-party intellectual property that is useful to our business. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce our licensed intellectual property. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale and use substantially similar methods, which could adversely affect our competitive business position and harm our business prospects.

Our change-in-control provisions could make it more difficult for a third party to acquire us, and discourage a takeover, and may adversely affect our stockholders.

Our certificate of incorporation and bylaws and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of stockholders. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.”

Prior to the spin-off, we adopted a preferred stock purchase rights plan to encourage anyone seeking to acquire our company to negotiate with our board of directors prior to attempting a takeover. While the plan was designed to guard against coercive or unfair tactics to gain control of our company, the rights will have certain anti-takeover effects. The rights will cause substantial dilution to any person or group who attempts to acquire a significant amount of common stock without approval from our board of directors. As a result, the overall effect of the rights may be to render more difficult or discourage or delay any attempt to acquire us. Because we can redeem the rights, the rights will not interfere with a merger or other business combination approved by our board. See Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

We entered into a tax sharing and indemnification agreement with TXI under which we agreed that, among other things, we may not, except in certain specified transactions, redeem our equity securities (or those of certain of our subsidiaries) for two years following the spin-off nor may we liquidate, merge or consolidate with another person or sell, exchange, distribute or otherwise dispose of a substantial portion of our assets (or those of certain of our subsidiaries) during the six-month period following the spin-off. Notwithstanding these restrictions, we may take certain actions prohibited by these covenants (other than those described above that are prohibited during the six-month period) if we provide TXI with an IRS ruling or an unqualified opinion of tax counsel, acceptable to TXI, to the effect that these actions will not affect the tax-free nature of the spin-off.

The credit agreement governing our Credit Facility and the indentures governing our Senior Notes contain provisions that may require us to repay our borrowings under the Credit Facility and repay holders of our Senior Notes if a change of control occurs.

These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Risks Related to our Industry

Our business is sensitive to economic cycles.

A significant percentage of our sales are attributable to the overall level of construction activity since demand for structural steel is derived primarily from non-residential construction. Construction activity in this segment is cyclical and is influenced by prevailing economic conditions, including interest rate levels, inflation, consumer spending habits and employment. The demand for steel products is also generally affected by macroeconomic fluctuations in the U.S. and global economies. Fluctuations in the value of the dollar can be expected to affect our business because a strong U.S. dollar makes imported steel products less expensive, resulting in more imports into the U.S. by foreign competitors.

Future economic downturns, stagnant economies or currency fluctuations could decrease the demand for our products or increase imports, which could have a material adverse effect on our results of operations by decreasing our volume of shipments, sales and profitability. Moreover, our industry is characterized by low backlogs, which means our results of operations are promptly affected by short term economic fluctuations.

Excess global capacity and the availability of competitive substitute materials have, at times, resulted in intense competition and may, in the future, cause downward pressure on prices.

The domestic and global steel industry is generally characterized by overcapacity, which can have a negative impact on domestic steel prices. Global overcapacity has sometimes resulted in high levels of steel imports into the United States, exerting downward pressure on domestic steel prices and resulting in, at times, a dramatic reduction in, or, in the case of many steel producers, the elimination of gross margins. In addition, in the case of certain product applications, we and other steel manufacturers compete with manufacturers of other materials, including plastic, aluminum, graphite composites, ceramics, glass, wood and concrete. Product substitution could also have a negative impact on demand for steel products and place downward pressure on prices.

In recent years, imports of steel into the United States have adversely affected, and may again adversely affect, U.S. steel prices, which would impact our sales, margins and profitability.

Excessive imports of steel into the United States have in recent years, and may again in the future, exerted downward pressure on U.S. steel prices and significantly reduce our sales, margins and profitability. U.S. steel producers compete with many foreign producers. Competition from foreign producers is typically strong, but it increases during some periods as a result of an excess of foreign steelmaking capacity, periodic weakening of the economies of certain foreign steelmaking countries, and a strong U.S. dollar relative to foreign currencies. Economic difficulties in these countries or a reduction in demand for steel produced by these countries, when those events occur, result in lower local demand for steel products in these countries and tends to encourage greater steel exports to the United States at depressed prices. In addition, while the U.S. dollar is currently relatively weak compared to historical averages, any recovery or increase in the U.S. dollar exchange rate relative to other currencies would improve the competitive position of foreign producers by making the prices of foreign imports more attractive.

In addition, we believe the downward pressure on, and depressed levels of, U.S. steel prices in recent years have been, and may again in the future be, further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions or consideration of profit or loss. For example, between 1998 and 2001, when imports of structural and bar products increased dramatically, domestic steel producers, including us, were adversely affected by unfairly priced or “dumped” imported steel.

FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements.” Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” or “anticipate” and other similar words. Such forward-looking statements may be contained in the sections “Summary,” “Our Business – Factors Affecting Our Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Industry Overview,” and “Business” among other places. Forward-looking statements include statements concerning:

•	future results of operations;

•	future cash flows and liquidity;

•	future capital expenditures;

•	competitive pressures and general economic and financial conditions;

•	levels of construction activity;

•	levels of import activity;

•	inclement weather;

•	the occurrence of unanticipated equipment failures and plant outages;

•	cost and availability of raw materials, fuel and energy;

•	environmental conditions and regulations; and

•	any assumptions underlying any of the foregoing.

Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Annual Report. Each forward-looking statement speaks only as of the date of the particular statement. We urge you to review carefully “Item 1. Business – Factors Affecting Our Business” in this Annual Report for a more complete discussion of the risks of owning our common stock.

ITEM 2. PROPERTIES.

Our Midlothian, Texas steel plant is situated on approximately 1,415 acres that we own. The plant and other buildings occupy approximately 1,095,000 square feet, including one building we lease from TXI. Our Dinwiddie County, Virginia plant is situated on approximately 877 acres that we own. The plant and other buildings occupy approximately 789,000 square feet.

ITEM 3. LEGAL PROCEEDINGS.

We are defendants in lawsuits that arose in the ordinary course of business. In our judgment, the ultimate liability, if any, from such legal proceedings will not have a material effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock, Stockholders and Dividends.

The principal market for our common stock is the Nasdaq National Market System. Our common stock is listed on the Nasdaq National Market System under the symbol “CHAP.” Our common stock began trading on July 29, 2005, so no information regarding high and low sales prices for the quarterly periods of each of the last two fiscal years is available. The price of our common stock on August 15, 2005 was $18.08.

As of August 15, 2005, we had 2,154 common stockholders of record.

We did not declare any cash dividends in fiscal 2005 or the prior fiscal year. We currently intend to retain any earnings to repay principal of our indebtedness and to finance the development and expansion of our business. We do not currently anticipate paying any cash dividends. The declaration and payment of dividends are subject to the discretion of our board of directors. Any future determination to pay dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by our board of directors. Our Credit Facility and our Senior Notes limit our ability to pay dividends. See “Factors Affecting our Business – Risks Relating to our Company.”

Equity Compensation Plan Information.

The following table provides information regarding the number of shares of our common stock that may be issued on exercise of outstanding stock options under our Amended and Restated 2005 Omnibus Equity Compensation Plan (the “Plan”) as of August 15, 2005.

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans Approved by Stockholders	1,787,600	$11.32	2,212,400

Equity Compensation Plans Not Approved by Stockholders	n/a	n/a	n/a

Total	1,787,600	$11.32	2,212,400

Issuer Purchases of Equity Securities.

We did not repurchase any shares of our common stock during the quarter ended May 31, 2005.

Unregistered Issuances of Equity Securities.

When we were incorporated in February 2005, we issued 1,000 shares of our common stock to TXI. On June 25, 2005, we issued 22,727,000 shares of our common stock to TXI in connection with the preparations for the spin-off and in return for the various assets TXI contributed to us. On July 21, 2005, our board of directors approved a stock dividend of 75,867 shares of our common stock, payable on July 25, 2005 to TXI, our sole stockholder of record as of that date. The purpose of the stock dividend was to provide sufficient shares of our common stock to be issued to holders of TXI common stock in connection with our spin-off from TXI. All of the shares issued to TXI following our incorporation were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, based upon the fact that TXI was our sole stockholder and the issuances did not involve a public offering of securities.

Stockholders Rights Plan.

On July 21, 2005, the Company adopted a stockholders rights plan (the “Rights Agreement”). Pursuant to the Rights Agreement, the Company declared a dividend of rights (the “Rights”) to purchase, upon the occurrence of certain events, one one-thousandth of a share of the Series A Junior Participating Preferred Stock, par value $0.01 per share (“Preferred Stock”), for each outstanding share of common stock of the Company. Until the Rights become exercisable, all further issuances of common stock, including common stock issuable upon exercise of outstanding options, will include issuances of Rights. The Rights will be exercisable at $90.00 per one one-thousandth of a share of Preferred Stock. The Rights will expire on July 29, 2015 unless extended or unless the Rights are earlier redeemed or exchanged by the Company.

The Rights are not exercisable nor are they transferable apart from the common stock until the earlier of (a) the tenth day after such time as a person or group acquires beneficial ownership of 15% of the Common Stock of the Company or (b) the tenth business day (unless extended by the Board of Directors) after a person or group announces its intention to commence or commences a tender or exchange offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of the common stock. The earlier of these dates is referred to as the “Distribution Date”. As soon as practicable after the Distribution Date, separate right certificates will be issued and the Rights will become exercisable and transferable apart from the common stock.

The Preferred Stock issuable upon exercise of the Rights will be non-redeemable and rank junior to any other series of the Company’s preferred stock that is outstanding. Each whole share of Preferred Stock will be entitled to receive a quarterly preferential dividend of $1.00 per share but will be entitled to receive, in the aggregate, a dividend of 1,000 times the dividend declared on the Common Stock. In the event of liquidation, the holders of the Preferred Stock will be entitled to receive a preferential liquidation payment equal to the greater of $1,000 per share, plus all accrued and unpaid dividends, or, in the aggregate, a liquidation payment equal to 1,000 times the payment made per share of Common Stock. Each share of Preferred Stock will have 1,000 votes, voting together with the Common Stock. Finally, in the event of any merger, consolidation or other transaction in which shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or other property, each share of Preferred Stock would be entitled to receive 1,000 times the amount received per share of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

Set forth below is selected consolidated financial and other data for each of the five fiscal years ended May 31, 2005. The consolidated balance sheet data as of May 31, 2005 and 2004 and consolidated statement of operations for each of the three fiscal years in the period ended May 31, 2005, have been derived from our audited consolidated financial statements included in Item 8. The consolidated balance sheet data as of May 31, 2003 and consolidated statement of operations for the year ended May 31, 2002 have been derived from our audited consolidated financial statements. The historical consolidated balance sheet data as of May 31, 2002 and 2001 and historical consolidated statement of operations data for the fiscal years ended May 31, 2001 and 2000, have been derived from our unaudited consolidated financial statements. The consolidated financial statements reflect transactions with TXI and its affiliates on the basis determined by TXI. You should read the information presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

The historical financial data includes all costs of TXI’s steel business. For all periods presented, these costs include the allocation of certain corporate expenses from TXI. We believe these allocations were made on a reasonable basis. The consolidated financial statements may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations or cash flows would have been if we had been an independent public company during the periods presented. See “Factors Affecting Our Business - Risks Related to Our Recently Completed Spin-Off from TXI.”

	Fiscal Years Ended May 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share)
Statement of Operations Data:
Net sales	$1,116,376	$905,324	$645,991	$685,228	$619,785
Costs and expenses (income):
Cost of products sold	925,766	842,228	673,597	640,034	621,493
Selling, general and administrative	28,730	30,173	23,913	30,482	27,161
Interest	47,275	49,597	51,027	50,581	49,929
Other income, net	(5,605)	(7,677)	(1,967)	(15,624)	(4,759)

	996,166	914,321	746,570	705,473	693,824

Income (loss) before income taxes and accounting change	120,210	(8,997)	(100,579)	(20,245)	(74,039)
Income taxes (benefit)	42,090	(3,199)	(36,517)	(7,011)	(24,804)

Income (loss) before accounting change	78,120	(5,798)	(64,062)	(13,234)	(49,235)
Cumulative effect of accounting change – net of income taxes	—	480	—	—	—

Net income (loss)	$78,120	$(5,318)	$(64,062)	$(13,234)	$(49,235)

Basic and diluted earnings (loss) per share:
Income (loss) before accounting change	$3.43	$(.25)	$(2.82)	$(.58)	$(2.17)
Cumulative effect of accounting change	—	02	—	—	—

Net income (loss)	$3.43	$(.23)	$(2.82)	$(.58)	$(2.17)

Average shares outstanding:
Basic and diluted (1)	22,804	22,804	22,804	22,804	22,804

Balance Sheet Data (at end of period) (2)
Cash	$9,287	$8,575	$3,328	$—	$—
Working capital	324,811	184,523	139,926	203,483	164,889
Property, plant and equipment – net	627,253	650,463	686,767	713,174	748,614
Total assets	1,152,242	1,035,925	986,430	1,078,316	1,060,686
Long-term payable to parent	543,246	543,246	543,246	543,246	543,246
Stockholders’ equity	351,520	270,801	276,118	340,151	349,212

Other Financial Data:
Units shipped (tons)
Structural	1,426	1,637	1,464	1,498	1,286
Bar	369	449	360	383	324

Total units shipped	1,795	2,086	1,824	1,881	1,610

(1)	Earnings (loss) per share information for all periods presented has been computed based on the number of shares of the Company’s common stock issued to TXI as of July 29, 2005.
(2)

In connection with our spin-off from TXI on July 29, 2005, we entered into a $150 million, senior secured revolving credit facility, borrowed $50 million under the credit facility, issued $300 million of 10% senior unsecured notes, paid a dividend of $341.1 million to TXI, and settled the remaining intercompany accounts with TXI. See “Business – Recent Developments”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Annual Report. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements”. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. See “Business – Factors Affecting Our Business.”

Overview

We are a leading supplier of structural steel and specialty bar products. We have plants located in Midlothian, Texas and Dinwiddie County, Virginia that together have an annual rated production capacity of approximately 2.8 million tons of steel. Our facilities produce and sell structural steel, piling products, specialty bar products, merchant bar quality rounds, reinforcing bars and channels. We produce this broad array of steel products utilizing recycled steel scrap obtained from crushed automobiles and other sources as the principal raw material. Our products are sold principally to steel service centers, fabricators, cold finishers, forgers and original equipment manufacturers and are distributed primarily to markets in North America.

Our sales prices closely track domestic steel industry sales prices and are market based. Domestic demand for structural steel is derived primarily from non-residential construction. Therefore, a significant percentage of our sales are attributable to the level of non-residential construction activity in the United States. The level of activity in non-residential construction is cyclical and is influenced by prevailing economic conditions, including interest rate levels, inflation, consumer spending habits and employment. In addition, we compete in a global steel industry and domestic prices are significantly influenced by global industry prices. The global steel industry is generally characterized by overcapacity, which in the past has resulted in high levels of steel imports into the United States, exerting downward pressure on domestic steel prices. In the last year, world-wide steel and steel scrap demand has increased, due in part to the economic expansion of China. The increased steel demand and the relatively weak U.S. dollar have helped curb imports into the United States. These domestic and global factors have combined to produce higher selling prices and record operating profits for us. Should global demand weaken, or steel production increase materially, foreign steel production that is currently being exported to or consumed by other countries, including China, may instead be exported to the United States. Additional steel imports into the United States, declining non-residential construction or a material increase in domestic steel production could cause our selling prices to fall. A significant decline in sales prices could materially and adversely affect our financial condition and results of operations.

Our business requires large amounts of capital investment, raw material, energy, labor and maintenance, and our future success depends on continued access to these resources. At full capacity, our annual steel scrap usage would be 3.4 million tons, which would represent approximately 6% of the U.S. scrap market. We make predominately all steel scrap purchases on the open market where prices are subject to market forces beyond our control. A major portion of the shredded steel requirements of our Texas plant is produced by an on-site shredder operation primarily utilizing crushed auto bodies purchased on the open market. The shredding operation gives us a competitive advantage by providing usable scrap at reduced cost compared to similarly prepared scrap available on the open market. The geographical market that supplies the Texas plant provides some protection from sharply higher raw material prices caused in part by the economic expansion in China, which now consumes approximately one fourth of the world’s steel. Our Virginia plant began receiving scrap from our on-site, shredding facility (which is operated by an unrelated party) in the fourth quarter of fiscal year 2005. We believe there will be adequate sources of our principal raw materials to meet our near term needs, although probably at higher prices than has historically been the case due to increased global demand for steel.

Various Aspects of Spin-Off from TXI

We became an independent public company on July 29, 2005, as a result of our spin-off from TXI. See “Business-Recent Developments.”

When we were a subsidiary of TXI, TXI utilized a centralized cash management program for all of its subsidiaries through which we received payments from TXI as a result of cash received from product sales or made payments to TXI or its subsidiaries for purchases of materials or services or for costs incurred on our behalf, including raw material procurement, payroll and capital expenditures. As a result of the spin-off, we are no longer part of this program.

The accompanying financial statements include all costs of our steel business. For all periods presented, these costs include the allocation of certain corporate expenses from TXI. TXI’s corporate expenses were allocated to us based on either the percentage of time employees incurred performing services for us or specifically identified costs incurred by TXI for us. Management believes the allocations were made on a reasonable basis. However, the consolidated financial statements may not necessarily reflect our financial position, results of operations and cash flows in the future. See “Factors Affecting Our Business - Risks Related to Our Recently Completed Spin-Off from TXI.”

TXI, through one of its subsidiaries, previously provided us with common carrier services, transporting finished product to our customers and backhauling materials and supplies for us. These costs have been included in cost of products sold in the consolidated statements of operations and were $6.6 million in 2005, $5.9 million in 2004 and $6.0 million in 2003. We believe the rates charged to us for transportation services approximate the rates that would have been charged by third parties. Following the spin-off, we are utilizing assets transferred to us by TXI to operate our own common carrier service.

During the periods presented, interest on our balances with TXI and its subsidiaries accrued at a rate of 8%. See “Impact of the Distribution and Separation from TXI”.

Since 1986, TXI included our operations in its United States consolidated federal income tax return. TXI also included us with it or certain of its subsidiaries in consolidated, combined or unitary income tax groups for state tax purposes as required by law. The provision (benefit) for deferred income taxes for the periods presented has been determined as if we had filed separate tax returns. TXI managed its tax position for the benefit of its entire portfolio of businesses and its tax strategies are not necessarily reflective of the tax strategies we will follow.

At various times items of intercompany indebtedness were settled between and among us and our subsidiaries and TXI and its subsidiaries. These intercompany accounts were settled through offsets, contributions of such indebtedness to our capital and other non-cash transfers. By the effective date of the spin-off, TXI had contributed to capital the net intercompany indebtedness owed to it by the Company and our subsidiaries (approximately $502.5 million at May 31, 2005).

Results of Operations

Fiscal Year ended 2005 Compared to Fiscal Year 2004.

	Fiscal Years Ended May 31,
	2005	2004	Change	% Change
	(in thousands, except per ton data)
Net sales
Structural mills	$790,789	$643,043	$147,746	23.0%
Bar mill	238,934	177,967	60,967	34.3%
Other products	32,254	27,076	5,178	19.1%
Delivery fees	54,399	57,238	(2,839)	(5.0)%

Total	$1,116,376	$905,324	$211,052	23.3%

Units shipped (tons)
Structural	1,426	1,637	(211)	(12.9)%
Bar	369	449	(80)	(17.8)%

Total	1,795	2,086	(291)	(14.0)%

Average sales price per ton
Structural	$555	$393	$162	41.2%
Bar	647	396	251	63.4%
Total	574	394	180	45.7%

Net sales	$1,116,376	$905,324	$211,052	23.3%
Costs and expenses (income)
Cost of products sold	925,766	842,228	83,538	9.9%
Selling, general and administrative	28,730	30,173	(1,443)	(4.8)%
Interest	47,275	49,597	(2,322)	(4.7)%
Other income, net	(5,605)	(7,677)	2,072	(27.0)%

	996,166	914,321	81,845	9.0%

Income (loss) before income taxes and accounting change	120,210	(8,997)	129,207	N/M
Income taxes (benefit)	42,090	(3,199)	45,289	N/M

Income (loss) before accounting change	78,120	(5,798)	83,918	N/M
Cumulative effect of accounting change-net of income taxes	—	480	(480)	N/M

Net income (loss)	$78,120	$(5,318)	$83,438	N/M

N/M – Not Meaningful

Net sales. During 2005, our total net sales increased $211.1 million to a record level of $1.1 billion. The favorable market conditions caused by the multiple economic factors discussed in the Overview portion of this Management’s Discussion and Analysis resulted in an increase of 45.7% in the average sales price for our rolled product. Bar product average selling price was enhanced by a greater mix of higher margin special bar quality sales than the prior year. Shipping volumes for bar and structural products diminished in 2005 as selling prices stabilized and service center customers reduced their inventories compared to the prior year period, during which service center customers increased inventories in anticipation of higher prices. Increased pricing for rolled product accounted for approximately $322.8 million of increased net sales, while the decrease in volumes accounted for approximately $114.1 million of decreased net sales.

Cost of products sold. Cost of products sold in 2005 was $925.8 million, including depreciation and amortization, an increase of $83.5 million from the prior year. The increase was due primarily to a 37.8% increase in raw material unit costs reflecting increased pricing as a result of the increase in global demand for our raw materials, principally scrap steel. After the unprecedented increase in raw material prices in 2004 as a result in the increase in global demand, our raw material prices began to stabilize in the third quarter of 2005. We expect average raw material prices to increase in the first half of fiscal 2006.

Selling, general and administrative. Selling, general and administrative expense in 2005 decreased $1.4 million from the prior year as a decrease in bad debt expense of $2.0 million due to the write-off of a large customer’s account in 2004, and a decrease in other administrative expenses of $1.9 million were partially offset by a $2.5 million increase in incentive compensation expense as a result of our higher profitability.

Interest. Interest expense decreased $2.3 million to $47.3 million in 2005, which was the interest charged on the balance due TXI that primarily resulted from cash advances received for the construction of the Virginia plant.

Other income, net. Other income, net in 2005 decreased $2.1 million primarily due to $4.2 million received from our litigation against certain graphite electrode suppliers in the prior year.

Income taxes (benefit). During 2005 our provision for income tax was $42.1 million, compared to a benefit from income tax of $3.2 million during 2004 due to improved pre-tax results. There was no material change in our effective tax rate from the prior year.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) became law. Among other provisions, the Jobs Creation Act allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. We are currently evaluating the impact of the new law on our future taxable income. For financial reporting purposes, any deductions for qualified domestic production activities will be accounted for as a special deduction rather than as a rate reduction. Accordingly, any benefit from the deduction will be reported in the period in which the deduction is realized.

Cumulative effect of accounting change—net of income taxes. Effective June 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which applies to legal obligations associated with the retirement of long-lived assets. We incur legal obligations for asset retirement as part of our normal operations related to land reclamation and Resource Conservation and Recovery Act closures. Application of the new rules resulted in a cumulative benefit of $0.5 million, net of income taxes of $0.3 million in 2004.

Net income (loss). Net income improved $83.4 million in 2005 due to the factors discussed above.

Fiscal Year 2004 Compared to Fiscal Year 2003

	Fiscal Years Ended May 31,
	2004	2003	Change	% Change
	(in thousands, except per ton data)
Net sales
Structural mills	$643,043	$460,227	$182,816	39.7%
Bar mill	177,967	116,231	61,736	53.1%
Other products	27,076	18,921	8,155	43.1%
Delivery fees	57,238	50,612	6,626	13.1%

Total	$905,324	$645,991	$259,333	40.1%

Units shipped (tons)
Structural	1,637	1,464	173	11.8%
Bar	449	360	89	24.7%

Total	2,086	1,824	262	14.4%

Average sales price per ton
Structural	$393	$314	$79	25.2%
Bar	396	323	73	22.6%
Total	394	316	78	24.7%
Net sales	$905,324	$645,991	$259,333	40.1%
Costs and expenses (income)
Cost of products sold	842,228	673,597	168,631	25.0%
Selling, general and administrative	30,173	23,913	6,260	26.2%
Interest	49,597	51,027	(1,430)	(2.8)%
Other income, net	(7,677)	(1,967)	(5,710)	290.3%

	914,321	746,570	167,751	22.5%

Income (loss) before income taxes and accounting change	(8,997)	(100,579)	91,582	N/M
Income taxes (benefit)	(3,199)	(36,517)	33,318	N/M

Income (loss) before accounting change	(5,798)	(64,062)	58,264	N/M
Cumulative effect of accounting change-net of income taxes	480	—	480	N/M

Net income (loss)	$(5,318)	$(64,062)	$58,744	N/M

N/M – Not Meaningful

Net sales. During 2004, our total net sales increased $259.3 million to $905.3 million. The favorable market conditions caused by the multiple economic factors discussed in the Overview portion of this Management’s Discussion and Analysis resulted in an increase of 24.7% in the average sales price for our rolled product. Bar product average selling price was enhanced by a higher mix of higher margin special bar quality sales than the prior period. Shipments in 2004 increased 14.4% to 2.1 million tons as a result of increased shipping levels for structural and bar products in the last half of the year as steel service centers built inventories by accelerating purchases to avoid incremental price increases. Increased pricing for rolled product accounted for approximately $161.0 million of increased net sales, while the increase in volumes accounted for approximately $83.0 million of increased net sales.

Cost of products sold. Cost of products sold in 2004 was $842.2 million, including depreciation and amortization, an increase of $168.6 million from the prior year. The increase was the result of higher shipments and the effect of higher raw material costs on unit costs. We experienced dramatic increases in the cost of steel scrap, the principal raw material used in our steel production, as prices trended upward throughout the two years ended May 31, 2004. These costs increased 40% in 2004 from the prior year, with the majority of the increase occurring in the second half of the year as global demand for metallic products increased. The increased costs were partially offset by improved operating efficiencies at the Virginia plant due to increased production levels. Depreciation and amortization increased from the prior year due to capital expenditures for normal replacement and technological upgrades of existing equipment.

Selling, general and administrative. Selling, general and administrative expense increased $6.2 million primarily due to a $1.7 million increase in incentive compensation due to improved operating results and a $2.0 million increase in bad debt expense as the result of the write-off of a large customer’s account.

Interest. Interest expense decreased $1.4 million to $49.6 million in 2004, which was the interest charged on the balance due TXI that primarily resulted from cash advances received for the construction of the Virginia plant.

Other income, net. Other income, net increased $5.7 million in 2004 from the prior year and included $4.2 million obtained from our litigation against certain graphite electrode suppliers.

Income taxes (benefit). During 2004, our benefit from income tax was $3.2 million, compared to $36.5 million during 2003 due to improved pre-tax results. There was no material change in our effective tax rate from the prior year.

Cumulative effect of accounting change—net of income taxes. Effective June 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which applies to legal obligations associated with the retirement of long-lived assets. We incur legal obligations for asset retirement as part of our normal operations related to land reclamation and Resource Conservation and Recovery Act closures. Application of the new rules resulted in a cumulative benefit of $0.5 million, net of income taxes of $0.3 million in 2004.

Net income (loss). Net income (loss) improved $58.7 million in 2004 due primarily to the factors discussed above.

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. We believe the following critical accounting policies affect our more complex judgments and estimates.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined principally using the last-in, first-out method of accounting. Management evaluates the current trend of selling prices and estimates market value based on expected near-term selling prices.

Environmental liabilities. We are subject to environmental laws and regulations established by federal, state and local authorities and make provision for the estimated costs related to compliance when it is probable that a reasonably estimable liability has been incurred.

Legal contingencies. We are defendants in lawsuits that arose in the normal course of business and make provision for the estimated loss from any claim or legal proceeding when it is probable that a reasonably estimable liability has been incurred.

Long-lived assets. Management reviews long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable and would record an impairment charge if necessary. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors.

Goodwill. We test goodwill for impairment at least annually. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the applicable reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. The fair value of our goodwill exceeds its carrying value.

New accounting pronouncements. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The current effective date of SFAS No. 123R is the first fiscal year beginning after June 15, 2005, which will be the first quarter of our fiscal year ending May 31, 2007. We currently expect to adopt SFAS No. 123R effective June 1, 2006 using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Financial information for periods prior to the date of adoption of SFAS No. 123R would not be restated. We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS No. 123R.

The adoption of SFAS No. 123R will have a significant effect on our future results of operations. However, it will not have an impact on our consolidated financial position. The impact of SFAS No. 123R on our results of operations cannot be predicted at this time, because it will depend on the number of equity awards granted in the future, as well as the model used to value the awards. However, had we adopted the requirements of SFAS No. 123R in prior periods, the impact would have approximated the amounts disclosed in Note 5 in the Notes to Consolidated Financial Statements.

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, for 2004, 2003, and 2002 were not material.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which will become effective for the Company beginning June 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead cost to inventory be based on the normal capacity of the production facilities. We are currently evaluating the potential impact of this standard on our financial position and results of operations.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections,” which is effective for the Company for reporting changes in accounting principles beginning June 1, 2006. SFAS No. 154 changes the reporting of a change in accounting principle to require retrospective application to prior periods’ financial statements, unless explicit transition provisions are provided for in new accounting pronouncements or existing pronouncements that are in the transition phase when SFAS No. 154 becomes effective.

Liquidity and Capital Resources

We fund working capital requirements and capital expenditures primarily with cash from operations. Historically we financed major capital expansion projects with cash from operations and advances from TXI. In addition, we lease certain mobile and other equipment used in our operations under operating leases that in the normal course of business are renewed or replaced by subsequent leases.

Net working capital at May 31, 2005 increased $140.3 million to $324.8 million from May 31, 2004, reflecting a $139.0 million increase in current assets and a $1.3 million decrease in current liabilities. The increase in current assets was primarily due to an increase in inventories of $69.1 million as a result of higher volumes and higher raw material costs. The payable to TXI decreased $76.2 million during 2005 as improved pre-tax results allowed us to reduce outstanding balances to TXI. Accounts receivable, net increased $24.2 million due to higher sales in the month of May 2005 compared to the prior year period. Prepaid expenses increased primarily due to an increase in unamortized shutdown costs of $4.9 million, which are amortized over the benefited period, typically 12 months.

Net working capital at May 31, 2004 increased $44.6 million to $184.5 million from May 31, 2003, reflecting a $101.2 million increase in accounts receivable due to the termination of an agreement to sell trade receivables. See Note 3 in the Notes to Consolidated Financial Statements. Short term amounts payable to TXI increased $44.9 million to meet our operating cash needs. Prepaid expenses decreased $6.4 million primarily due to a decrease in unamortized costs of scheduled plant shutdowns of $4.8 million.

Cash flows

Net cash provided by operating activities includes the effects of TXI’s centralized cash management program for all of its subsidiaries, through which we have received advances from and made transfers to TXI depending on our cash requirements. These transactions have been treated as amounts payable to and receivable from TXI.

Net cash provided by operating activities increased $8.4 million in 2005 to $27.7 million, compared to the prior year. Net income and the related effect of deferred income taxes increased cash flows $103.1 million, which was offset predominately by an increase in cash used for inventories of $69.1 million due to higher raw material costs and volumes. The change in accounts receivable, trade accounts payable and amounts payable to and receivable from TXI reflected the termination of the agreement to sell trade receivables.

Net cash provided by operating activities decreased $8.8 million in 2004 to $19.3 million primarily as a result of decreased net advances received from TXI and offset by higher net income due to increased pricing and the related effect of deferred income taxes. Changes in working capital items were primarily the result of higher steel prices that increased net receivables by $37.5 million in addition to the termination of the agreement to sell trade receivables which resulted in a total change of $101.2 million.

Net cash provided by operating activities increased $10.6 million in 2003 to $28.1 million reflecting a $108.6 million increase in net advances received from TXI to offset the decline in profitability as a result of a decline in shipments and average selling price due to the decline in non-residential construction and continuing pressure from imports. Also, net cash provided by operating activities was negatively impacted as the deferred tax provision for the year reflected $29.4 million of reduced expense as a result of an $83.9 million net operating loss carryforward.

Net cash used by investing activities was $27.0 million in 2005, $14.1 million in 2004 and $23.2 million in 2003. Capital expenditures were $26.6 million in 2005, $13.9 million in 2004 and $22.3 million in 2003. Capital expenditures for normal replacement and improvement of our existing equipment are currently estimated to be approximately $30 million over the next 12 months.

Net cash provided (used) by financing activities was $1.6 million in 2003 as we repaid the entire amount of our third party debt.

Impact of the distribution and separation from TXI

On June 16, 2005, we entered into a new senior secured revolving credit facility which provides up to $150 million of available borrowings. The Credit Facility includes a $25 million sub-limit for letters of credit. Any outstanding letters of credit will be deducted from the borrowing availability under the Credit Facility. Amounts drawn under the Credit Facility will bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1.00%. The interest rate margins are subject to adjustments based on our leverage ratio. The commitment fee calculated on the unused portion of the Credit Facility will range from 0.25% to 0.50% per year based on our leverage ratio. The Credit Facility matures June 16, 2010 and may be terminated at any time. The Credit Facility is secured by security interests in all of or most of our existing and future accounts and inventory, certain related personal property and in all of the equity interest in present and future domestic subsidiaries and 66% of the equity interest in present and future foreign subsidiaries. The Credit Facility contains covenants restricting, among other things, prepayment or redemption of our other debt, distributions, dividends, and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. On July 6, 2005, we borrowed $50 million under the Credit Facility. The amount borrowed under the Credit Facility will fluctuate based upon our cash flow and working capital needs.

In addition, on July 6, 2005, we issued $300 million aggregate principal amount of new 10% Senior Notes due July 15, 2013. The Senior Notes are unsecured and will effectively be subordinated in right of payment to all of our existing and future senior secured debt, including borrowings under our Credit Facility. All of our consolidated subsidiaries have guaranteed the 10% Senior Notes. The guarantees are full and unconditional and are joint and several. At May 31, 2005, we had no significant assets or operations independent of our investment in our subsidiaries. The indenture governing the Senior Notes contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem stock, make investments, sell assets, incur liens, enter into agreements restricting the ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our or their assets.

In connection with the issuance of the Senior Notes, we entered into a registration rights agreement with the initial purchasers of the Senior Notes. The registration rights agreement provides the holders of the Senior Notes certain rights relating to the registration of the Senior Notes under the Securities Act. Pursuant to the registration rights agreement, we agreed to conduct a registered exchange offer for the Senior Notes or cause to become effective a shelf registration statement providing for the resale of the Senior Notes. We are required to file a registration statement on or prior to October 4, 2005 (90 days after the date of issuance of the Senior Notes) and to use commercially reasonable efforts to cause the registration statement to become effective on or prior 210 days after July 6, 2005. If we fail to comply with certain obligations under the registration rights agreement, we will be required to pay liquidated damages in the form of additional cash interest to the holders of the Senior Notes.

We used the net proceeds from our Credit Facility and Senior Notes to pay a cash dividend of $341.1 million to TXI on July 6, 2005.

Any inter-company accounts to TXI that remained immediately prior to the distribution were contributed to our capital. As a result of the these transactions, we expect our interest expense will decrease to an estimated annualized expense of approximately $34 million at the anticipated level of borrowings at the time of distribution, compared to historical interest expense of approximately $47 million for the year ended May 31, 2005.

The accompanying financial statements include all costs of our steel business. For all periods presented, these costs include the allocation of certain corporate expense from TXI. TXI’s corporate expenses have been allocated to us based on either the percentage of time employees incurred performing services for us or specifically identified costs incurred by TXI for us. Management believes the allocations were made on a reasonable basis. However, the consolidated financial statements may not necessarily reflect our financial position, results of operations and cash flows in the future.

We believe the net cash provided by our operating activities, supplemented as necessary with borrowings under our Credit Facility, and existing cash will provide sufficient resources to meet our working capital requirements, debt service and other cash needs over the next year.

UNAUDITED PRO FORMA CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The unaudited pro forma consolidated condensed financial statements presented below consist of the unaudited pro forma consolidated condensed balance sheet as of May 31, 2005 and the unaudited pro forma consolidated condensed statement of operations for the year ended May 31, 2005. The unaudited pro forma consolidated condensed financial statements presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and corresponding notes included in Item 8. The unaudited pro forma consolidated condensed financial statements have been prepared giving effect to our recent financings, the $341.1 million dividend we paid to TXI and the contributions to capital by TXI as if these transactions occurred as of May 31, 2005 for the unaudited pro forma consolidated condensed balance sheet and as of June 1, 2004 for the unaudited pro forma consolidated condensed statement of operations for the year ended May 31, 2005.

The unaudited pro forma consolidated condensed balance sheet and unaudited pro forma consolidated condensed statements of operations included in this annual report have been derived from our financial statements included in Item 8 and do not purport to represent what our financial position and results of operations actually would have been had the distribution and related transactions occurred on the dates indicated or to project our financial performance for any future period.

CHAPARRAL STEEL COMPANY

UNAUDITED PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEET

As of May 31, 2005

(In thousands)

	Historical	Pro Forma Adjustments		Pro Forma
Assets
Current assets:
Cash and equivalents	$9,287	$300,000	(a)	$9,287
		50,000	(b)
		(8,861	)(c)
		(341,139	)(e)
Accounts receivable – net	127,383	—		127,383
Inventories	246,223	—		246,223
Receivable from affiliates	40,734	(40,734	)(d)	—
Prepaid expenses	11,097	—		11,097

Total current assets	434,724	(40,734)		393,990

Other assets:
Goodwill	85,166	—		85,166
Investments and deferred charges	5,099	8,861	(c)	13,960

	90,265	8,861		99,126

Property, plant and equipment – net	627,253	—		627,253

Total assets	$1,152,242	$(31,873)		$1,120,369

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$88,980	$—		$88,980
Accrued wages, taxes and other liabilities	20,933	—		20,933

Total current liabilities	109,913	—		109,913

Deferred income taxes and other credits	147,563	—		147,563

Long-term debt	—	300,000	(a)	350,000
		50,000	(b)

Long-term payable to parent	543,246	(543,246	)(d)	—

Stockholders’ equity:
Common stock	228	—		228
Additional paid-in capital	206,818	502,512	(d)	709,330
Retained earnings (deficit)	144,474	(341,139	)(e)	(196,665)

Total stockholders’ equity	351,520	161,373		512,893

Total liabilities and stockholders’ equity	$1,152,242	$(31,873)		$1,120,369

Shares issued and outstanding	22,804	—		22,804

See notes to unaudited pro forma consolidated condensed financial statements.

CHAPARRAL STEEL COMPANY

UNAUDITED PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

For the Year Ended May 31, 2005

(In thousands, except per share amounts)

	Historical	Pro Forma Adjustments		Pro Forma
Net sales	$1,116,376	$—		$1,116,376

Costs and expenses (income)
Cost of products sold	925,766	—		925,766
Selling, general and administrative	28,730	—		28,730	(j)
Interest	47,275	(47,275	)(f)	34,085
		34,085	(g)

Other income	(5,605)	—		(5,605)

	996,166	(13,190)		982,976

Income before income taxes and accounting change	120,210	13,190		133,400
Income taxes	42,090	4,616	(h)	46,706

Income before accounting change	$78,120	$8,574		$86,694

Share information (i)
Net earnings per share:
Basic and diluted	$3.43			$3.80

Weighted average shares outstanding:
Basic and diluted	22,804	—		22,804

See notes to unaudited pro forma consolidated condensed financial statements.

NOTES TO UNAUDITED PRO FORMA CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The unaudited pro forma consolidated condensed balance sheet includes the following adjustments as of May 31, 2005:

(a)	Reflects issuance of $300 million of 10% Senior Notes due July 2013.

(b)	Reflects borrowings of $50 million under the $150 million senior secured revolving credit facility due June 2010.

(c)	Reflects payment of loan costs associated with our new debt facilities described in (a) and (b).

(d)	Reflects contribution of TXI intercompany accounts to capital.

(e)	Reflects dividend payment to TXI of $341.1 million.

The accompanying unaudited pro forma consolidated condensed statement of operations reflects the following pro forma adjustments:

(f)	Reflects the elimination of the historical interest expense on long-term payable due to TXI. The outstanding balance due to TXI as of the distribution date was contributed to our capital.

(g)

Reflects the estimated annual interest expense including amortization of estimated debt costs. Interest expense was estimated based on the initial $50 million advance under a five-year revolving secured $150 million credit facility at a LIBOR-based floating interest rate assumed to have been 5.0% for the year ended May 31, 2005; the issuance of $300 million of senior unsecured notes with a fixed interest rate of 10.0% per annum. If the interest rate on the debt were to increase or decrease by 0.125% for the year, annual interest expense would increase or decrease by approximately $438,000. Amortization of estimated capitalizable debt origination fees and expenses was calculated using the terms of the respective debt agreements.

(h)	Reflects the estimated tax impact at statutory rates for pro forma adjustments described in notes (f) and (g).

(i)	Pro forma basic and diluted net earnings per share are computed based on the number of shares of the Company’s common stock issued to TXI as of July 29, 2005.

(j)	The pro forma statement of operations excludes estimated incremental selling and administrative expenses we expect to incur to operate as an independent public company.

Contractual obligations

The following table summarizes our future payments under material contractual obligations to third parties at May 31, 2005 after giving effect to the July 6, 2005 initial borrowing under our new senior secured revolving credit facility and the issuance of $300 million of our 10% Senior Notes.

	Total	2006	2007	2008	2009-2010	After 2010
	(in thousands)
Long-term debt	$350,000	$—	$—	$—	$—	$350,000
Processed gas supply contract purchase obligations	44,126	5,813	5,813	5,813	11,626	15,061
In-plant mill services purchase obligations	31,694	4,453	4,453	4,453	8,906	9,429
Defined benefit plan	37,922	188	189	353	1,271	35,921
Asset retirement obligations	19,127	30	31	32	67	18,967
Operating lease obligations	1,219	1,017	184	17	1	—

Total	$484,088	$11,501	$10,670	$10,668	$21,871	$429,378

We have entered into an agreement to purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a percentage change in the producer price index. The gases are produced from a facility located at our Texas facility and owned and operated by an independent third-party. This agreement expires in August 2012. At May 31, 2005, the minimum monthly charge was approximately $0.4 million. We entered into a similar agreement to purchase processed gases for the Virginia facility with the same third-party which expires in December 2014. The agreement specifies that we will purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a similar formula. At May 31, 2005, the minimum monthly charge was approximately $0.1 million. We believe our minimum purchase requirements will be satisfied by our consumption of the products in the normal course of our business.

We have entered into an agreement to purchase a minimum monthly amount of mill services at our Texas facility. This agreement expires in December 2014. At May 31, 2005, the minimum monthly charge was approximately $5,000. We have entered into a similar agreement to purchase a minimum monthly amount of mill services for the Virginia facility. This agreement expires in June 2012. At May 31, 2005, the minimum monthly charge was approximately $0.4 million. We believe that our minimum purchase requirements will be satisfied by our consumption of the products in the normal course of our business.

On July 21, 2005, the Board of Directors approved the Chaparral Steel Company Financial Security Plan which provides retirement and death benefits for our employees with the same terms and conditions of the TXI plans which previously covered these employees.

The asset retirement obligations represent the estimated undiscounted costs for legal obligations associated with the retirement of long-lived assets. We lease certain mobile and other equipment, office space and other items, which in the normal course of business are renewed or replaced by subsequent leases. Total expense for such operating leases amounted to $2.0 million in 2005, $2.0 million in 2004 and $2.8 million in 2003.

Other Items

Off-balance sheet arrangements. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Environmental matters. We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal and wastewater discharge. We believe we are in substantial compliance with applicable environmental laws and regulations; however, from time to time we receive claims from federal and state environmental regulatory agencies and entities asserting that we are or may be in violation of certain environmental laws and regulations. Based on our experience in dealing with such claims in the past and the information currently available to us regarding any potential or outstanding claims, we believe that such claims will not have a material impact on our financial condition or results of operations. Despite our compliance and experience, it is possible that we could be held liable for future charges which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by us.

Inflation. We believe inflation has not had a material effect on our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

We have not entered into derivatives or other financial instruments for trading or speculative purposes.

As noted under Recent Developments, on July 6, 2005, we entered into a new senior secured revolving credit facility (the “Credit Facility”) which provides up to $150 million of available borrowings. Amounts drawn under the Credit Facility bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.50% and the prime rate) plus a margin of up to 1.00%. The interest rate margins are subject to adjustments based on our leverage ratio. Accordingly, fluctuations in interest rates will impact the interest we pay on borrowings under this Credit Facility. On July 6, 2005, we also issued $300 million aggregate principal amount of new fixed-rate 10% senior unsecured notes. Although fluctuations in interest rates will not impact the interest we pay on this debt, it would impact the fair value of this debt.

In the normal course of our business, we are exposed to market risk for price fluctuations related to the sale of steel products and to the purchase of commodities used in the steel production process, principally scrap steel, electricity and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. Beginning in January 2004, we implemented a raw material surcharge program, derived from a published scrap price index, designed to pass some of the increased costs associated with rising raw material prices through to customers.

Steel mini-mills consume large amounts of electricity and natural gas. The electric industry has been deregulated in Texas since January 2002. The Texas plant purchases electricity through a local retail electric provider using various long and short term supply arrangements. The Commonwealth of Virginia is in transition to a deregulated market for electricity. Electricity for the Virginia plant is purchased through the local utility under an interruptible supply contract with periodic adjustments for fuel costs. Natural gas is purchased from local gas marketers and delivered to our plants through local transportation agreements. Historically, we have not used financial instruments to mitigate price fluctuations on such purchases, however we may use such financial instruments when appropriate.

As of May 31, 2005, all of our foreign sales and purchases were denominated in U.S. dollars, thereby eliminating the currency exchange risks on these transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Financial Statements and the accompanying Notes that are filed as part of the Annual Report are listed under “Part IV, Item 15. Exhibits, Financial Statement Schedules” and are set forth on pages F-1 to F-18 immediately following the signature pages of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our management, including the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and the Securities Exchange Act of 1934) as of May 31, 2005. Based on such evaluation, the principal executive officer and principal financial officer have concluded that as of May 31, 2005, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports the Company submits, files, furnishes or otherwise provides to the SEC is made known to them by others on a timely basis and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended May 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

In connection with our spin-off from TXI on July 29, 2005, responsibility for all corporate accounting, finance and internal audit functions of our Company was transferred from personnel at TXI to our personnel. We have created our own, or engaged third parties to provide these functions to replace those previously performed by TXI. These changes, although significant, are not likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

The following table sets forth information as of August 15, 2005 regarding the members of our board of directors and our executive officers.

Name	Age	Position
Eugenio Clariond (1)	62	Director
Ronald J. Gafford (2)	55	Director
Joseph M. Grant (3)	66	Director
James M. Hoak, Jr. (2)	61	Director and Chairman of the Board
Ian Wachtmeister (3)	72	Director
Elizabeth C. Williams (1)	62	Director
Tommy A. Valenta (3)	56	Director, President and Chief Executive Officer
Cary D. Baetz	40	Vice President and Treasurer
Timothy J. Bourcier	44	Vice President – Operations
Robert E. Crawford, Jr.	54	Vice President, Secretary and General Counsel
William H. Dickert	54	Vice President – Marketing and Sales
J. Celtyn Hughes	53	Vice President and Chief Financial Officer
Richard T. Jaffre	62	Vice President – Raw Materials
M. Kevin Linch	41	Vice President and Controller

(1)	Term expires in 2006.
(2)	Term expires in 2007.
(3)	Term expires in 2008.

Eugenio Clariond joined our board of directors on July 6, 2005. Mr. Clariond serves as the chair of our governance committee and as a member of our compensation committee. Mr. Clariond is chairman of the board and chief executive officer of Grupo IMSA, S.A. (steel processor, auto parts, aluminum and plastic construction products) of Monterrey, Mexico. He has been the chief executive officer of Grupo IMSA, S.A. since 1981. Mr. Clariond also serves on the board of directors of Navistar International Corporation, Johnson Controls, Inc. and The Mexico Fund, Inc. Mr. Clariond was a director of Texas Industries, Inc. from 1998 to July 2005. From 1993 through 1997, Mr. Clariond was a director of Chaparral Steel Investments, Inc. (formerly known as Chaparral Steel Company).

Ronald J. Gafford joined our board of directors on July 22, 2005. Mr. Gafford serves as chair of our compensation committee and as a member of our governance committee. Mr. Gafford has served as the president and chief executive officer of Austin Industries, Inc., a civil, commercial and industrial construction company, since 2001 and served as Austin Industries’ president beginning in 1996. Mr. Gafford also serves as the chairman of British American Insurance Company. Mr. Gafford earned his bachelor of science degree from Texas A&M University in 1972 and his AMP from Harvard University’s Graduate School of Business in 1987. Mr. Gafford currently serves as a member of the board of directors of the Dallas Symphony Association, the Greater Dallas Chamber of Commerce, the Dallas Citizens Council, Trinity Industries, Inc., the Interfaith Housing Coalition Foundation and the Preston Hollow Presbyterian Church Foundation.

Joseph M. Grant joined our board of directors on July 22, 2005. Mr. Grant serves on our audit committee. Mr. Grant has served as the chairman and CEO of Texas Capital Bancshares Inc. since 1998 and is also chairman of Texas Capital Bank and its Internet division, BankDirect. From 1990 to 1998, Mr. Grant was executive vice president and chief financial officer of EDS and co-led the successful spin-off of EDS from its parent, General Motors. Mr. Grant earned his bachelor of business degree from Southern Methodist University and his master of business administration and a doctorate in finance and economics from the University of Texas. Mr. Grant serves on the board of directors of Vignette Corporation, KERA, MD Anderson Cancer Center, Southern Methodist University’s Tate Lecture Series, Communities Foundation of Texas and Wingate Partners.

James M. Hoak, Jr. joined our board of directors on July 22, 2005. Mr. Hoak serves as our chairman of the board (non-executive) and as a member of our executive committee. Mr. Hoak has served as chairman of Hoak Media, LLC, a television broadcaster, since its formation in August 2003. He also has served as chairman and a principal of Hoak Capital Corporation, a private equity investment firm, since September 1991. He served as chairman of Heritage Media Corporation from its inception in August 1987 to its sale in August 1997. From February 1991 to January 1995, he served as chairman and chief executive officer of Crown Media, Inc. From 1971 to 1987, he served as president and chief executive officer of Heritage Communications, Inc., a diversified cable television and communications company, and as its chairman and chief executive officer from August 1987 to December 1990. He is also a director of Da-Lite Screen Company, Inc., PanAmSat Corporation, and Pier 1 Imports, Inc. Mr. Hoak was a director of Texas Industries, Inc. from 1993 to July 2005.

Ian Wachtmeister joined our board of directors on July 22, 2005. Mr. Wachtmeister serves on our audit committee. Mr. Wachtmeister is the chief executive officer and chairman of The Empire, AB (trading company) of Stockholm, Sweden. He has been chief executive officer of The Empire, AB since 1983. Mr. Wachtmeister has extensive experience with steel and metals companies, including experience related to research and development, exporting and general management and was previously the CEO of a major steel company in Sweden. In addition, Mr. Wachtmeister holds a master of science degree in metallurgy. Mr. Wachtmeister was a director of Texas Industries, Inc. from 1977 to July 2005.

Elizabeth C. Williams joined our board of directors on July 6, 2005. Ms. Williams serves as the chair of our audit committee and as a member of our executive committee. Since 1991, Ms. Williams has been the Treasurer of Southern Methodist University. From 1989 to 1999, Ms. Williams was the Vice President for Business and Finance at Southern Methodist University. Ms. Williams was a director of Texas Industries, Inc. from 1995 to July 2005.

Tommy A. Valenta has been our president and chief executive officer and a member of our board of directors since we were incorporated in February 2005. Mr. Valenta also chairs our executive committee. Mr. Valenta joined Texas Industries, Inc. in 1970. He held various positions in the organization including general manager, division vice president for aggregate development, North Texas ready-mix, transportation, cement marketing and concrete. He was appointed executive vice president, steel in 1998. Throughout his career, Mr. Valenta has served as a director for various industry associations including the National Ready-Mix Concrete Association, the American Institute of Steel Construction and the Steel Manufacturers Association.

Cary D. Baetz has been our vice president and treasurer since we were incorporated in February 2005. Mr. Baetz also served as our secretary from June 25, 2005 through July 20, 2005. Mr. Baetz joined Texas Industries, Inc. in November 1997. He has held various positions in the organization including senior financial analyst, corporate financial manager and director of corporate finance.

Timothy J. Bourcier has been our vice president-operations since June 25, 2005. Mr. Bourcier joined Texas Industries, Inc. in March 2001. He has held positions as vice president and plant manager and vice president of operations for steel. Since March 2002, he was vice president of steel operations. Prior to March 2001, Mr. Bourcier held various positions with North Star Steel Company, most recently as general manager of its Michigan facility.

Robert E. Crawford, Jr. has been our vice president and general counsel since July 1, 2005 and our secretary since July 21, 2005. Excluding a seven month period in 2000, Mr. Crawford was employed by the law firm of Winstead Sechrest & Minick P.C., Dallas, Texas from 1983 until he joined us. During the period including April 2000 through October 2000,

Mr. Crawford was executive vice president and general counsel of Digital Commerce Corporation, a Herndon, Virginia-based corporation that offered an internet based procurement portal to facilitate sales to and purchases by governmental entities. In 2001, Digital Commerce Corporation filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

William H. Dickert has been our vice president-marketing and sales since June 25, 2005. Mr. Dickert joined TXI in 1973. He held various positions in the organization including general sales/marketing manager, general manager and vice president-concrete. Since March 2001, he was vice president of marketing and sales for steel.

J. Celtyn Hughes has been our vice president and chief financial officer since June 25, 2005. Mr. Hughes joined Texas Industries, Inc. in 1968. He held various positions in the organization including vice president of package products. He was appointed vice president-logistics and steel finance in 1998.

Richard T. Jaffre has been our vice president-raw materials since June 25, 2005. Mr. Jaffre joined Texas Industries, Inc. in 1974. Since he joined TXI he held the position of vice president of raw materials.

M. Kevin Linch has been our vice president and controller since August 2, 2005. Mr. Linch joined TXI in 1990 and was our controller for the past five years. Prior to that Mr. Linch served in various positions, including unit controller for structural products.

Officers are elected annually by the board of directors and serve at the pleasure of the board.

Board of Directors

Board Structure. Our board of directors consists of seven directors. The board has determined all directors other than Mr. Valenta satisfy the Nasdaq listing standards for independence as well as federal securities law standards. Our board of directors is divided into three classes. Two directors serve in Class 1, with terms expiring at the 2006 annual meeting of stockholders, two directors serve in Class 2, with terms expiring at the 2007 annual meeting of stockholders and three directors serve in Class 3, with terms expiring at the 2008 annual meeting of stockholders. Commencing with the annual meeting of stockholders to be held in 2006, directors for each class will be elected at the annual meeting of stockholders held in the year in which the term for that class expires and thereafter will serve for a term of three years.

Annual Meeting. We expect to hold our first annual meeting of stockholders in Fall 2006. This will be an annual meeting of stockholders for the election of Class 1 directors. The annual meeting will be held at our principal office or at such other place as may be fixed by resolution of our board of directors. The meeting will be held on the third Wednesday of October, or at such other time as the board of directors may determine.

Board Committees. Our board of directors has established the following four standing committees: audit committee, compensation committee, executive committee and governance committee. The audit, compensation and governance committees are composed entirely of independent, non-employee directors. The charter for each of these committees is available on our website at www.chapusa.com. Information on our website is not intended to constitute a part of this Annual Report. You may also obtain copies of the committee charters free of charge upon written request to our Corporate Secretary at Chaparral Steel Company, 300 Ward Road, Midlothian, Texas 76065

Executive Sessions. Our independent directors will meet at regularly scheduled executive sessions without management. We expect our chairman of the board will chair the executive sessions.

Director Compensation. The board of directors has approved a director compensation plan with the following components. Directors who are not employees of Chaparral Steel Company or its affiliates will receive an annual retainer of $40,000. The director who chairs the audit committee will receive an additional retainer of $10,000 annually, and the other members of the audit committee will receive an additional $2,000 annually. Directors who chair the compensation and governance committees will receive an additional $5,000 annually, and other members of those committees will receive an additional $1,000 annually. Additionally, the chairman of the board will receive a grant of 15,000 restricted shares of common stock, and each other non-employee director will receive a grant of 6,000 restricted shares of common stock in connection with their election or re-election to the board of directors. We will also make a charitable contribution to a charity of the director’s choice of up to $10,000 annually.

The retainer fees described above will be payable on or about January 15 of each calendar year. In addition, each non-employee director who was first elected to the Board in 2005 and who was not a director of TXI during the fiscal year ended May 31, 2005 will be paid a “one-time” additional retainer fee of $16,666.68. Such additional retainer fees will be payable on or about January 15, 2006. The annual committee retainer fees will be payable, without proration, to a director who served as a committee member at any time during the period in question.

The restricted stock grants will be made on or about January 15 of the calendar year following the election or re-election of a non-employee director to the Board. The shares of restricted stock a non-employee director receives will generally vest and no longer be subject to restrictions in equal annual installments on the date of each of the three annual stockholders’ meeting following the grant of such shares. However, directors (excluding the chairman of the board) first elected to the Board in 2005 and serving in classes with terms expiring in 2006 or 2007 will receive the following in lieu of the 6,000 share restricted stock grant referenced above:

Term Expiring	Shares of Restricted Stock	Vesting Schedule
2006	2,000 shares	2,000 vest on date of 2006 annual meeting
2007	4,000 shares	2,000 vest on date of 2006 annual meeting 2,000 vest on date of 2007 annual meeting

James M. Hoak, Jr., the chairman of the board will receive a grant of 10,000 shares of restricted stock as a result of his term of office expiring in 2007. Of these shares of restricted stock, 5,000 will vest on the date of the 2006 annual stockholders’ meeting and 5,000 will vest on the date of the 2007 annual stockholders’ meeting.

Any shares of restricted stock which have not vested will be forfeited upon the resignation or removal of the director. Our chairman of the board is elected annually and the failure of Mr. Hoak to be re-elected as chairman of the board will result in the forfeiture of 5,000 of the shares awarded to him.

We also reimburse directors for travel, lodging and related expenses they may incur in attending board and/or committee meetings.

Communications with the Board of Directors. Interested parties, including stockholders, may communicate with our board of directors by sending a written communication addressed to:

Board of Directors – Stockholder Communication

Attention: Investor Relations

Chaparral Steel Company

300 Ward Road

Midlothian, Texas 76065

You may also contact our board of directors via the investor relations page of our website, www.chapusa.com. Communications that are intended specifically for any individual director, including the non-management directors as a group or our chairman of the board should clearly state the name of the individual director or group of directors that is the intended recipient of the communication, which will be forwarded to the designated person. We reserve the right not to forward materials that are clearly of a marketing or otherwise extraneous nature.

Certain Relationships

James M. Hoak, Jr., our chairman of the board (non-executive), currently serves as a director, chairperson of the audit committee, member of the governance committee and member of the compensation committee of Austin Industries, Inc. Ronald J. Gafford, one of our directors, a member our governance committee and chairperson of our compensation committee, currently serves as the president and chief executive officer of Austin Industries.

Audit Committee

The audit committee has three members, Elizabeth C. Williams, the chairperson, Ian Wachtmeister and Joseph M. Grant. The audit committee provides oversight on matters relating to corporate accounting and financial matters and our financial reporting and disclosure practices. In addition, the committee reviews our audited financial statements with management and independent auditors, recommends whether such audited financial statements should be included in our Annual Report on Form 10-K and prepares a report to stockholders to be included in our Proxy Statement. The committee is governed by a written charter, which has been adopted by the board and is available on our website at www.chapusa.com.

The board of directors has determined Ms. Williams, Mr. Grant and Mr. Wachtmeister are each an “audit committee financial expert” as defined by the Securities and Exchange Commission.

Compensation Committee

The compensation committee is composed of Ronald J. Gafford, the chairperson, and Eugenio Clariond. The compensation committee establishes and monitors overall compensation programs and salaries, monitors the selection and performance of key executives including the chief executive officer, and also reviews and approves their salaries, and implements our incentive plans. The committee also advises the Board generally with regard to other compensation and employee benefit matters. The committee is governed by a written charter, which has been adopted by the board and is available on our website at www.chapusa.com.

Executive Committee

The executive committee is composed of Tommy A. Valenta, the chairperson, James M. Hoak, Jr., and Elizabeth C. Williams. The purpose of the executive committee is to exercise, in the intervals between the meetings of the board of directors, all of the powers of the board in the management of our business and affairs, except as expressly limited by the Delaware General Corporation Law or our bylaws.

Governance Committee

The governance committee is composed of Eugenio Clariond, the chairperson, and Ronald J. Gafford. The governance committee assists the board of directors in identifying individuals qualified to become board members and recommends to the board the nominees for election as directors at the next annual meeting of stockholders. The committee also assists the board in determining the compensation of the board and its committees, in monitoring a process to assess board effectiveness, in developing and implementing our corporate governance guidelines and in overseeing the evaluation of the board of directors and management. The committee is governed by a written charter, which has been adopted by the board and is available on our website at www.chapusa.com.

The governance committee identifies nominees for director from various sources. In assessing potential director nominees, the committee intends to consider individuals who have demonstrated exceptional ability and judgment and who will be most effective, in conjunction with the other nominees and board members, in collectively serving the long-term interests of the stockholders. All director nominees must possess a reputation for the highest personal and professional ethics, integrity and values. The committee also considers any potential conflicts of interest. In addition, nominees must also be willing to devote sufficient time and effort in carrying out their duties and responsibilities effectively, and should be committed to serve on the board for an extended period of time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and regulations of the SEC require our executive officers and directors and certain persons who own more than 10% of our common stock to file initial reports of ownership and reports covering any changes in ownership with the SEC and Nasdaq. Executive officers, directors and certain persons owning more than 10% of our common stock are required by SEC regulations to furnish us with all such reports they file.

As of May 31, 2005, we were not a separate public company, and, as of that date, our executive officers, directors and 10% stockholders were not subject to Section 16(a) reporting requirements.

Code of Business Conduct and Ethics

We have adopted a corporate Ethical Business Conduct Policy (the “Code of Conduct”) that applies to all of our directors and employees. The Code of Conduct is intended to promote:

•	honest and ethical conduct;

•	avoidance of conflicts of interest;

•	full, fair, accurate, timely, and understandable disclosure in the reports and documents that we file with, or submit to, the SEC, and in all other public communications we make;

•	compliance with all governmental laws, rules, and regulations;

•	prompt internal reporting of violations of the Code of Conduct; and

•	accountability for adherence to the Code of Conduct.

The Code of Conduct is a product of our commitment to honesty. We have also adopted an additional Code of Ethics applicable to our Chief Executive Officer and senior financial officers which, in addition to Code of Conduct, provides specific policies to promote full, fair, accurate, timely, and understandable disclosure in the reports and documents that we file with, or submit to, the SEC, and in all of our other public communications. You may access the Code of Conduct and the Code of Ethics on the Investor Relations-Corporate Governance page of our website at www.chapusa.com. In addition, copies of the Code of Conduct and the Code of Ethics may be obtained free of charge, upon written request to our Corporate Secretary at Chaparral Steel Company, 300 Ward Road, Midlothian, Texas 76065. Any amendments to the Code of Conduct or Code of Ethics and any waivers that are required to be disclosed by the rules of the SEC and the Nasdaq Stock Market, Inc. will be posted on our corporate website.

ITEM 11. EXECUTIVE COMPENSATION.

Our compensation policies for executive officers, as determined by the compensation committee, are intended to (1) provide competitive compensation packages to retain and attract superior executive talent, (2) link a significant portion of compensation to financial results to reward successful performance, and (3) provide long-term equity compensation to further align the interests of executive officers with those of stockholders and further reward successful performance. The principal components of our executive officer compensation program are base salary, annual cash incentive plans, long-term cash incentive plans and long-term equity incentive awards.

The following table contains certain information about compensation earned for services rendered to TXI during the fiscal year ended May 31, 2005 by our chief executive officer and the four officers who would have been our four most highly compensated executive officers as of May 31, 2005 if we had been a separate company at that time. These amounts reflect compensation paid to these individuals as employees of TXI or one of its subsidiaries.

Summary Compensation Table

	Annual Compensation			Long Term Compensation Awards
				Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	TXI Securities Underlying Options (#)		LTIP Payouts ($)	Other Compensation ($)
Tommy A. Valenta President and Chief Executive Officer	2005	375,000	212,625	10,900	(1)	41,443	8,048	(2)

Timothy J. Bourcier Vice President – Operations	2005	229,231	167,797	2,500	(3)	—	7,641	(4)

William H. Dickert Vice President – Marketing and Sales	2005	209,231	153,159	3,000	(5)	—	6,312	(6)

J. Celtyn Hughes Vice President and Chief Financial Officer	2005	195,192	123,366	3,000	(5)	—	7,928	(7)

Richard T. Jaffre Vice President – Raw Materials	2005	195,000	142,740	2,500	(3)	—	8,186	(8)

(1)	Represents options to purchase 10,900 shares of TXI common stock which were converted into options to purchase 43,617 shares of our common stock in connection with the spin-off.
(2)	Includes the vested and unvested portion of amounts contributed and allocated by TXI to its employee benefit plans of $7,790.
(3)	Represents options to purchase 2,500 shares of TXI common stock which were converted into options to purchase 10,003 shares of our common stock in connection with the spin-off.
(4)	Includes the vested and unvested portion of amounts contributed and allocated by TXI to its employee benefit plans of $7,568.
(5)	Represents options to purchase 3,000 shares of TXI common stock which were converted into options to purchase 12,003 shares of our common stock in connection with the spin-off.
(6)	Includes the vested and unvested portion of amounts contributed and allocated by TXI to its employee benefit plans of $6,174.
(7)	Includes the vested and unvested portion of amounts contributed and allocated by TXI to its employee benefit plans of $7,790.
(8)	Includes the vested and unvested portion of amounts contributed and allocated by TXI to its employee benefit plans of $7,790.

We offer financial security plans to substantially all of our senior managerial and executive employees. The plans are contributory but not funded. The plans include disability benefits under certain circumstances and death benefits payable to beneficiaries for a period of ten years or until the participant would have attained age 65, whichever last occurs. Participants in the plans who retire at or after attaining age 65 (age 60 in the case of Mr. Valenta) will be entitled to a supplemental retirement benefit. In the event of termination of employment under certain circumstances following a change in control (as defined in the plans), a participant will be deemed to be fully vested in any supplemental retirement benefit, without reduction, provided by the plans. With respect to the named executive officers set forth above, the normal retirement benefit may be either (i) 2.5 to 10 times covered salary depending upon age at enrollment and the time when additional coverage is offered, or (ii) 45% of covered annual salary for life with a 15-year certain benefit. The estimated annual benefits payable upon retirement at normal retirement age for each of the named executive officers set forth above who are vested in such benefit are as follows: Tommy A. Valenta-$187,500; William H. Dickert-$105,000; J. Celtyn Hughes-$76,591; and Richard T. Jaffre-$77,426.

On August 2, 2005, our board of directors approved the base salaries for our executive officers for the fiscal year ended May 31, 2006 in recognition of our spin-off from TXI and our operation as an independent public company and ratified a previously negotiated employment agreement with Mr. Valenta. The current salaries for our chief executive officer and the four next most highly compensated officers are as follows:

Name and Principal Positions	Salary for Fiscal 2006
Tommy A. Valenta President and Chief Executive Officer	$500,000

J. Celtyn Hughes Vice President and Chief Financial Officer	$275,000

Robert E. Crawford, Jr. Vice President, General Counsel and Secretary	$250,000

Timothy J. Bourcier Vice President – Operations	$230,000

William H. Dickert Vice President – Marketing and Sales	$210,000

Employment Agreement

We have entered into an employment agreement with Tommy A. Valenta, our chief executive officer and president for a term of three years. The employment agreement was negotiated by Mr. Valenta and TXI prior to our spin-off from TXI. During the term, we will pay Mr. Valenta a base salary of $500,000 per year and Mr. Valenta will participate in our annual and three-year cash incentive plans as and if established by our board of directors. Mr. Valenta is also entitled to participate in equity compensation plans we establish. Pursuant to the agreement, we granted to Mr. Valenta stock options to purchase 400,163 shares of our common stock with an exercise price of $18.40 per share, which was the closing price of our stock on July 29, 2005. The term of the options is ten years and 80,033 options vest on each of July 29, 2006, 2007 and 2008 and 80,032 vest on each of July 29, 2009 and 2010.

If Mr. Valenta’s base and incentive compensation exceeds $900,000 in any single fiscal year, our board of directors may, in its sole discretion, defer payment of the amount in excess of $900,000 until termination of Mr. Valenta’s employment. During the period of any such deferment, the deferred amounts will be treated as if invested in our common stock at a price per share equal to the mean between the high and low sales prices of a share of common stock during the deferral period. During any deferral period, the account so created will be credited with all applicable stock dividends and cash dividends will be credited in the form of common stock.

Following the occurrence of a “change of control” (as described in Article Fifteenth of our amended and restated certificate of incorporation), Mr. Valenta may terminate his employment by providing at least 30 days written notice. If he voluntarily terminates his employment following a change of control, Mr. Valenta will be entitled to an amount equal to two times the total base and incentive compensation earned in the fiscal year immediately preceding the fiscal year in which the termination occurs and all options to purchase our stock will immediately accelerate and vest. In addition, the non-competition covenants contained in the employment agreement and the financial security plan agreement entered into with Mr. Valenta will be deemed to be waived. In the event Mr. Valenta’s employment is terminated other than for cause or pursuant to the change of control provision, he will be entitled to an amount equal to his total base and incentive compensation for the preceding fiscal year.

The employment agreement also contains a covenant not to compete for a period of two years following termination of Mr. Valenta’s employment (except as described above).

Option/SAR Grants

We did not issue any options to our named executive officers in the fiscal year ended May 31, 2005. TXI, however, did make grants of options to purchase shares of TXI common stock to the named executive officers during the fiscal year ended May 31, 2005. In connection with the spin-off from TXI, these options were converted, effective as of July 29, 2005, into options to purchase shares of our common stock based on the formula set out in our separation and distribution agreement with TXI. The number of shares of our common stock which are subject to the substitute options was determined by multiplying the unvested shares of TXI common stock subject to the option by a factor determined by dividing the closing price of the TXI common stock on July 29, 2005 ($73.63) by the closing price for our common stock on the same date ($18.40). The exercise price of the options to purchase our common stock was determined by multiplying the closing price of our common stock on July 29, 2005 by a ratio equal to the exercise price of the TXI option divided by the TXI closing price on July 29, 2005. The other terms of the substitute options, such as vesting and expiration dates, remain the same as the original TXI grant.

The following table presents information for the executive officers named in the summary compensation table above with respect to the stock options granted by TXI during the fiscal year ended May 31, 2005, which options were subsequently converted as of July 29, 2005 into stock options to purchase shares of our common stock.

Name	Number of TXI Securities Underlying Original Options Granted	Number of Chaparral Securities Underlying Substitute Options Granted	Percentage of Options Granted to Chaparral Employees During Fiscal Year (1)	Exercise Price Per TXI Share	Exercise Price Per Chaparral Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term (2)
							5% ($)	10% ($)
Tommy A. Valenta	10,900	43,617	16.03%	$61.15	$15.29	1/11/15	419,412	1,062,873
Timothy J. Bourcier	2,500	10,003	3.68%	$61.15	$15.29	1/11/15	96,187	243,756
William H. Dickert	3,000	12,003	4.41%	$61.15	$15.29	1/11/15	115,418	292,493
J. Celtyn Hughes	3,000	12,003	4.41%	$61.15	$15.29	1/11/15	115,418	292,493
Richard T. Jaffre	2,500	10,003	3.68%	$61.15	$15.29	1/11/15	96,187	243,756

(1)

The percentages shown in this column represent the percentage the indicated options represent with respect to all TXI options granted during the fiscal year ended May 31, 2005 to TXI employees who subsequently became our employees.

(2)

The amounts shown in these columns represent the potential realizable values using the substitute Chaparral options granted and the exercise price. The SEC’s executive compensation disclosure rules set the assumed rates of stock appreciation. The rates are not intended to predict appreciation of our common stock.

Aggregated Option/SAR Exercises and Year-End Option Value Table

The following table presents certain information concerning options to purchase TXI common stock exercised during the fiscal year ended May 31, 2005, by each of the executive officers named in the summary compensation table above. The table also includes information regarding unexercised options to purchase shares of TXI common stock held by such persons at May 31, 2005. None of these executive officers held options to purchase our common stock in the fiscal year ended May 31, 2005.

Name			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Tommy A. Valenta	142,552	3,727,238	6,800	56,620	167,484	950,718
Timothy J. Bourcier	16,000	374,497	3,200	21,300	78,816	424,288
William H. Dickert	17,600	444,061	2,600	18,300	64,038	344,769
J. Celtyn Hughes	36,100	954,133	2,600	18,300	64,038	344,769
Richard T. Jaffre	40,800	1,171,236	—	17,200	—	329,991

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Before the distribution, all of the outstanding shares of our common stock were owned beneficially and of record by TXI. Each stockholder of TXI, including our directors and executive officers, received one share of our common stock for each share of TXI common stock they held. The following table sets forth information as of August 15, 2005 (unless another date is stated in the footnotes) with respect to the beneficial ownership of our outstanding common stock, following the completion of the spin-off, by each person who is known by us to beneficially own more than 5% of our common stock, by each of our directors, by each of our executive officers, and by all of our directors and executive officers as a group. Where indicated, the information may be based on filings made with the SEC with respect to ownership of TXI common stock.

Name and Address of Beneficial Owner	Title of Security	Amount and Nature of Beneficial Ownership		Percent of Class
FMR Corp. (1) 82 Devonshire Street Boston, Massachusetts	Common Stock	3,399,670		14.91
Dimensional Fund Advisors Inc. (2) 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	Common Stock	1,521,275		6.7
Witmer Asset Management (3) 237 Park Avenue, Suite 800 New York, New York 10017	Common Stock	1,610,452		7.1

Eugenio Clariond	Common Stock	15,437	(4)	*

James M. Hoak, Jr.	Common Stock	33,003	(4)	*

Ian Wachtmeister	Common Stock	28,898	(4)	*

Elizabeth C. Williams	Common Stock	17,702	(4)	*

Tommy A. Valenta	Common Stock	19,048		*

Timothy J. Bourcier	Common Stock	55		*

William H. Dickert	Common Stock	—		—

J. Celtyn Hughes	Common Stock	1,090		*

Richard T. Jaffre	Common Stock	2,505		*

Robert E. Crawford, Jr.	Common Stock	—		—

M. Kevin Linch	Common Stock	—		—

Cary D. Baetz	Common Stock	1,985		*

All directors and executive officers as a group (12 persons)	Common Stock	119,723		*

*	Less than 1%.
(1)	Based on Schedule 13G filed with respect to Texas Industries, Inc. as of April 30, 2005 with the Securities and Exchange Commission.
(2)	Based on Schedule 13(f) filed with respect to Texas Industries, Inc. as of March 31, 2005 with the Securities and Exchange Commission.
(3)

Based on Schedule 13G filed with respect to the Company as of August 2, 2005 with the Securities and Exchange Commission. Pursuant to a joint filing agreement with Witmer Asset Management, Charles H. Witmer and Meryl B. Witmer reported beneficial ownership of 1,692,452 shares (which number includes the 1,610,452 shares reported by Witmer Asset Management) but disclaimed beneficial ownership over the shares reported except to the extent of their pecuniary interest therein.

(4)

Includes shares of common stock that may be acquired within 60 days of August 21, 2005 through exercise of stock options: Eugenio Clariond, 4,002 shares, James M. Hoak, Jr., 8,003 shares, Ian Wachtmeister, 8,004 shares, and Elizabeth C. Williams, 4,002 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Arrangements Between TXI and Chaparral Steel Company

Since the distribution of our common stock, we and TXI have operated separately, each as independent public companies. Prior to the spin-off, we entered into a separation and distribution agreement with TXI that, together with other ancillary agreements with TXI, facilitated our spin-off from TXI. These agreements also govern our current relationship with TXI following the distribution and provide for the allocation of employee benefits, tax and other liabilities and obligations. The material agreements include:

•	a separation and distribution agreement; and

•	a tax sharing and indemnification agreement.

Separation and Distribution Agreement

The separation and distribution agreement governs (1) the restructuring plan to separate the steel business from TXI’s other businesses, (2) the contribution of TXI’s steel business to us, (3) the subsequent distribution of shares of our common stock to TXI’s stockholders, and (4) other matters related to TXI’s ongoing relationship with us.

The Spin-Off. The restructuring plan to separate the steel business from TXI’s other businesses involved the following transactions:

•	TXI created a newly-formed wholly-owned subsidiary (the Company) and contributed the entities that conducted its steel business and certain real property to us;

•	intercompany accounts between the steel entities and TXI were paid, contributed to capital or otherwise settled;

•

certain direct or indirect subsidiaries of TXI were converted into limited liability companies, liquidated or merged to comply with certain United States federal income tax requirements for spin-offs; and

•	we transferred a portion of the loan proceeds from our bank credit agreement and notes offering to enable TXI to repay a portion of its existing indebtedness.

The Contribution. TXI contributed all of the assets and liabilities used solely in the steel business to us. All assets were transferred on an “as is, where is” basis. Generally, neither we nor TXI made any representation or warranty as to:

•	the assets, business or liabilities transferred or assumed as part of the distribution;

•	any consents or approvals required in connection with the transfers;

•	the value or freedom from any security interests of any of the assets transferred;

•	the absence of any defenses or freedom from counterclaim with respect to any claim of either us or TXI; or

•	the legal sufficiency of any assignment, document or instrument delivered to convey title to any asset transferred.

In the event any transfers of assets or assumption of liabilities contemplated by the separation and distribution agreement were not effected before the date of the distribution, or transfers or assumptions that were not contemplated were effected, the parties will be required to negotiate in good faith following the date of the distribution whether a transfer or assumption to the other party should be effected and on what terms.

The Distribution. Pursuant to the separation and distribution agreement, TXI distributed all of the shares of our common stock it held to its stockholders of record as of July 20, 2005, the record date.

Releases and Indemnification. Pursuant to the separation and distribution agreement we and TXI released the other from all liabilities existing or arising from all acts and events occurring before the distribution. The liabilities released or discharged do not include liabilities arising under or assigned by the separation and distribution agreement or any ancillary agreement.

We agreed to indemnify TXI, each of its subsidiaries and each of its and their respective affiliates, directors, officers, employees and agents, from all liabilities relating to:

•

Any claim that the information related to us or our subsidiaries included in the information statement distributed in connection with the distribution, the registration statement to which the information statement was an exhibit or the offering memorandum related to our offering of notes is false or misleading with respect to any material fact or omits to state any material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading;

•	the steel business and the contributed assets and liabilities; and

•	any breach by us or any of our subsidiaries of the separation and distribution agreement or any of the other ancillary agreements or conveyancing instruments.

TXI agreed to indemnify us, each of our subsidiaries and each of our and their respective affiliates, directors, officers, employees and agents, from all liabilities relating to:

•

Any claim that the information related to TXI or its subsidiaries included in the information statement distributed in connection with the distribution, the registration statement to which the information statement was an exhibit or the offering memorandum related to our offering of notes was false or misleading with respect to any material fact or omits to state any material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading;

•	the businesses retained by TXI or any asset or liability of TXI or its subsidiaries, other than assets and liabilities associated with the contribution of the steel business; and

•	any material breach by TXI or any of its subsidiaries of the separation and distribution agreement or any of the other ancillary agreements or conveyancing instruments.

The separation and distribution agreement also specifies procedures with respect to claims that are subject to indemnification and related matters.

Shared Contracts and Liabilities. The separation and distribution agreement provides for sharing between us and TXI of:

•	any liabilities that do not primarily relate to any business of TXI or to our business; and

•	any liabilities that relate to contracts with third persons that directly benefit both us and TXI.

TXI has sole authority for administration of any shared liability, and those costs and expenses will be included in the amount to be shared by us and TXI.

The separation and distribution agreement provides that such liabilities are shared based on the relative associated benefit received. If such liabilities cannot be shared on that basis, then they will be shared evenly.

Employee Matters. The separation and distribution agreement allocates responsibility for certain employee benefits matters on and after the distribution, including the treatment of welfare benefit plans, savings plans, equity-based plans and deferred compensation plans.

Transition Services. Although neither we nor TXI are aware of any transition services either party is required to provide to the other after the distribution, the separation and distribution agreement provides that for a period of one year after the distribution, if either party discovers it requires the continuation of services that had been provided by the other party prior to the distribution, we and TXI will negotiate in good faith an agreement to provide such services. Such agreement will provide that such services will be provided for up to two years after the distribution at a price and upon terms that could be obtained on an arm’s length basis from an independent third party.

Information and Confidentiality. The separation and distribution agreement requires TXI and us to provide one another with such information relating to our respective businesses as the other party reasonably needs. TXI and we have agreed to hold such information confidential and to not disclose it to any other person or entity, except as provided in the agreement.

Dispute Resolution. The separation and distribution agreement contains provisions that govern, except as otherwise provided in any ancillary agreement, the resolution of disputes, controversies or claims that may arise between TXI and us.

Expenses. Except as expressly set forth in the separation and distribution agreement or in any other ancillary agreement, all third-party fees and expenses paid or incurred in connection with the spin-off, other than fees and expenses related to our credit agreement and note offering, have been paid by TXI.

Amendments and Waivers. The separation and distribution agreement provides that after the distribution, no provisions of the separation and distribution agreement or any ancillary agreement can be waived, amended or supplemented by any party, unless the waiver, amendment or supplement is given in writing and signed by the authorized representative of each party.

Tax Sharing and Indemnification Agreement

To allocate our responsibilities for taxes and certain other tax matters, we entered into a tax sharing and indemnification agreement with TXI. The tax sharing and indemnification agreement is summarized below.

TXI is responsible for filing all U.S. federal consolidated income tax returns and all consolidated, combined, or unitary state and local income tax returns including us for all periods through the distribution date. TXI will act as our agent in connection with the filing of those returns, paying those taxes and responding to any audits that may arise in connection with those returns. We are responsible for our allocable share of such taxes.

We also are responsible for all state and local taxes imposed on us computed on a separate-company basis, and will be entitled to any refunds of such taxes.

TXI and we made certain covenants to each other in connection with the spin-off that we may not take certain actions without first obtaining an unqualified opinion of counsel or a private letter ruling from the IRS that such actions will not cause the spin-off to become taxable. Pursuant to these covenants: (1) neither we nor TXI will liquidate, merge, or consolidate with any other person, sell or dispose of a substantial portion of our assets (or those of certain of our subsidiaries) except in the ordinary course of our business, or enter into any substantial negotiations, agreements, or arrangements with respect to any such transaction, for at least six months after the distribution date; (2) we and TXI will, for a minimum of two years after the distribution date, continue the active conduct of the cement or steel businesses, respectively; (3) neither we nor TXI will repurchase our stock except in certain circumstances permitted by the IRS; (4) neither we nor TXI will take any actions inconsistent with the representations made in the separation and distribution agreement or in connection with the issuance by Thompson & Knight LLP of its opinion with respect to the transaction; and (5) neither we nor TXI will take any other action that would result in or fail to take any action necessary to prevent any tax being imposed on the spin-off. We and TXI may seek injunctions to enforce these covenants.

If we breach any of our covenants in the tax sharing and indemnification agreement, and if our breach results in taxes being imposed on TXI in connection with the spin-off, then we will be liable for those taxes. In addition, notwithstanding the receipt of any unqualified opinion of counsel, we will be liable for any taxes imposed on TXI in connection with the spin-off with respect to the covenants above. Furthermore, we will be responsible for taxes that may be imposed on TXI pursuant to section 355(e) of the Code in connection with a transaction that results in a change in control of us, even though we will have obtained an opinion of counsel prior to the transaction.

We are required to indemnify TXI for any taxes for which we are responsible under the agreement and TXI is required to indemnify us for any taxes for which it is responsible under the agreement, in each case, as outlined above.

If there is an audit of TXI that could result in our being required to indemnify TXI, TXI and we will use our best efforts to separate the items that could result in indemnity from the other items in the audit. We would then have the right to control that separate proceeding, provided that we furnish TXI with evidence reasonably satisfactory to it that we are able to pay the full amount at issue, and provided that we acknowledge our obligation to indemnify TXI for the item at issue. If the proceeding cannot be separated entirely, we will participate in the general audit, but only on matters for which we have an obligation to indemnify TXI. Comparable procedures apply if we are audited and TXI could be required to indemnify us.

We agreed with TXI to cooperate with each other in a timely manner in any administrative or judicial proceeding that could give rise to indemnification obligations. We also agreed to attempt to resolve any disputes informally, but if that fails we may pursue litigation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Ernst & Young LLP served as our independent auditors for the fiscal year ended May 31, 2005. Prior to the distribution of our common stock on July 29, 2005, all fees for services performed by Ernst & Young LLP for TXI and its subsidiaries were billed to, and paid for, by TXI then allocated these fees to its subsidiaries, including the Company.

Audit Fees. The aggregate fees allocated to the Company by TXI for professional services rendered by Ernst & Young LLP for audit services in preparation of annual and quarterly SEC filings were $357,525 for fiscal 2005 and $179,700 for fiscal 2004. In addition, subsequent to July 29, 2005, we have approved the payment of up to $100,000 to Ernst & Young LLP in connection with the audit of our financial statements included in this Annual Report.

Audit-Related Fees. No fees were allocated to the Company by TXI for professional services rendered by Ernst & Young LLP for audit-related services.

Tax Fees. The aggregate fees allocated to the Company by TXI for professional services rendered by Ernst & Young LLP in connection with general tax compliance and tax consulting on various matters were $30,800 in fiscal 2005 and $52,050 in fiscal 2004.

All Other Fees. There were no other fees paid to, or services rendered by Ernst & Young LLP in fiscal 2005 or fiscal 2004.

Pre-Approval of Independent Accountant’s Services. Pursuant to the audit committee’s charter, the audit committee pre-approves all auditing services and permitted non-audit services to be performed for the Company by its independent accountants, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are approved by the audit committee prior to the completion of the audit. Any pre-approval by the audit committee includes approval of the estimated fees, the time period during which services will be performed and terms under which the proposed services will be performed. When considering the approval of auditing services and permitted non-audit services, the audit committee requires detailed descriptions of the proposed services to ensure it can make a well-reasoned assessment of the impact of the proposed services on the independence of our independent accountants and to provide clear guidance to management on the scope of the approved services.

The Audit Committee may delegate authority to grant pre-approvals of audit and permitted non-audit services to a subcommittee, provided that decisions of such subcommittee to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting.

All services provided by and all fees paid to Ernst & Young LLP prior to July 29, 2005 were approved by TXI, as our parent company during the periods presented in accordance with TXI’s pre-approval policy. All services provided by and all fees paid to Ernst & Young LLP subsequent to July 29, 2005 have been approved by our audit committee in accordance with our pre-approval policy. None of the services provided in fiscal 2005 were approved pursuant to the de minimus exception provided in Section 10A(i)(1)(B) of the Exchange Act.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements and Schedules

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the information or the information required therein is included elsewhere in the financial statements or notes thereto.

(3)	Listing of Exhibits

Articles of Incorporation and Bylaws.

3.1	Amended and Restated Certificate of Incorporation of Chaparral Steel Company.

3.2	Bylaws of Chaparral Steel Company.

3.3	Certificate of Designations of Series A Participating Preferred Stock, filed with the Secretary of State of Delaware on July 21, 2005.

Instruments defining the rights of security holders, including indentures.

4.1	Form of Chaparral Steel Company’s 10% Senior Notes Due 2013.

4.2	Form of Notation of Guarantee.

4.3

Registration Rights Agreement, dated July 6, 2005, between Chaparral Steel Company, its domestic subsidiaries, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC, and Comerica Securities, Inc.

4.4	Indenture between Chaparral Steel Company and Wells Fargo Bank, National Association, as trustee, dated July 6, 2005.

4.5	Rights Agreement between Chaparral Steel Company and Mellon Investor Services LLC, as rights agent, dated as of July 29, 2005.

Material Contracts

10.1

Purchase Agreement, between Chaparral Steel Company, Banc of America Securities LLC, USB Securities LLC, Suntrust Capital Markets, Inc., Wells Fargo Securities, LLC and Comerica Securities, Inc., dated June 29, 2005.

10.2

Credit Agreement, dated as of June 16, 2005, among Chaparral Steel Company, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, USB Securities LLC, as syndication agent, General Electric Capital Corporation, Wells Fargo Bank, National Association and Suntrust Bank, as co-documentation agents and the other lenders party thereto.

10.3	Security Agreement among Chaparral Steel Company, its domestic subsidiaries, and Bank of America, N.A., as administrative agent, dated July 6, 2005.

10.4	Separation and Distribution Agreement between Chaparral Steel Company and Texas Industries, Inc.

10.5	Amendment No. 1 to Separation and Distribution Agreement between Chaparral Steel Company and Texas Industries, Inc., dated July 27, 2005.

10.6	Tax Sharing and Indemnification Agreement between Chaparral Steel Company and Texas Industries, Inc., dated July 6, 2005.

10.7	Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (the “Omnibus Plan).*

10.8	Chaparral Steel Company Financial Security Plan (including form of agreement).*

10.9	Employment Agreement between Tommy A. Valenta and Chaparral Steel Company.*

10.10

Form of Incentive and Nonqualified Stock Option Agreement under the Omnibus Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. (“TXI”) options originally granted to TXI employees under TXI 1993 Stock Option Plan.*

10.11

Form of Incentive and Nonqualified Stock Option Agreement under the Omnibus Plan issued by Chaparral Steel Company in replacement of TXI options originally granted to TXI employees under TXI 2004 Omnibus Equity Compensation Plan.*

10.12

Form of Nonqualified Stock Option Agreement under the Omnibus Plan issued by Chaparral Steel Company in replacement of TXI options originally granted to TXI non-employee directors under the TXI 1993 Stock Option Plan.*

10.13

Form of Nonqualified Stock Option Agreement under the Omnibus Plan issued by Chaparral Steel Company in replacement of TXI options originally granted to TXI non-employee directors under the TXI 2004 Omnibus Equity Compensation Plan*

10.14	Form of Nonqualified Stock Option Agreement for employees under the Omnibus Plan.*

10.15	Form of Deferred Compensation Agreement for non-employee directors under the Omnibus Plan.*

10.16	Form of Restricted Stock Agreement for non-employee directors under the Omnibus Plan.*

10.17	Form of TXI Common Stock Award Plan and Award Letters for Tommy A. Valenta and William H. Dickert assumed by Chaparral Steel Company.*

Subsidiaries of Chaparral Steel Company

21.1	Subsidiaries of Chaparral Steel Company.

Consents of Experts and Counsel

23.1	Consent of Ernst & Young LLP.

31	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer).

32	Section 1350 Certifications.

32.1	Section 1350 Certifications (Chief Executive Officer).

32.2	Section 1350 Certifications (Chief Financial Officer).

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 25, 2005	CHAPARRAL STEEL COMPANY
(Registrant)

/s/ Tommy A. Valenta
Tommy A. Valenta
Director, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 25, 2005	/s/ James M. Hoak, Jr.
James M. Hoak, Jr.
Director, Chairman of the Board

Date: August 25, 2005	/s/ Tommy A. Valenta
Tommy A. Valenta
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 25, 2005	/s/ J. Celtyn Hughes
J. Celtyn Hughes
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 25, 2005	/s/ M. Kevin Linch
M. Kevin Linch
Vice President and Controller
(Principal Accounting Officer)

Date: August 25, 2005	/s/ Eugenio Clariond
Eugenio Clariond
Director

Date: August 25, 2005	/s/ Ronald J. Gafford
Ronald J. Gafford
Director

Date: August 25, 2005	/s/ Joseph M. Grant
Joseph M. Grant
Director

Date: August 25, 2005	/s/ Ian Wachtmeister
Ian Wachtmeister
Director

Date: August 25, 2005	/s/ Elizabeth C. Williams
Elizabeth C. Williams
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Chaparral Steel Company

We have audited the accompanying consolidated balance sheets of Chaparral Steel Company and subsidiaries (the Company) as of May 31, 2005 and 2004, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chaparral Steel Company and subsidiaries at May 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas

August 10, 2005

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 31,
	2005	2004
Assets
Current assets:
Cash	$9,287	$8,575
Accounts receivable – net	127,383	103,172
Inventories	246,223	177,159
Receivable from affiliates	40,734	—
Prepaid expenses	11,097	6,807

Total current assets	434,724	295,713

Other assets:
Goodwill	85,166	85,166
Investments and deferred charges	5,099	4,583

	90,265	89,749

Property, plant and equipment:
Land and land improvements	93,937	93,012
Buildings	54,954	55,229
Machinery and equipment	1,025,475	1,046,035
Construction in process	28,074	17,502

	1,202,440	1,211,778
Less depreciation	575,187	561,315

	627,253	650,463

	$1,152,242	$1,035,925

Liabilities and Stockholder’s Equity
Current liabilities:
Trade accounts payable	$88,980	$55,060
Payable to affiliates	—	35,492
Accrued wages, taxes and other liabilities	20,933	20,638

Total current liabilities	109,913	111,190

Deferred income taxes and other credits	147,563	110,688

Long-term payable to parent	543,246	543,246

Stockholder’s equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 22,803,867 shares issued and outstanding at May 31, 2005	228	—
Additional paid-in capital	206,818	204,447
Retained earnings	144,474	66,354

	351,520	270,801

	$1,152,242	$1,035,925

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share)

	Year Ended May 31,
	2005	2004	2003
Net sales	$1,116,376	$905,324	$645,991
Costs and expenses (income):
Cost of products sold	925,766	842,228	673,597
Selling, general and administrative	28,730	30,173	23,913
Interest	47,275	49,597	51,027
Other income, net	(5,605)	(7,677)	(1,967)

	996,166	914,321	746,570

Income (loss) before income taxes and accounting change	120,210	(8,997)	(100,579)
Income taxes (benefit)	42,090	(3,199)	(36,517)

Income (loss) before accounting change	78,120	(5,798)	(64,062)
Cumulative effect of accounting change – net of income taxes	—	480	—

Net income (loss)	$78,120	$(5,318)	$(64,062)

Basic and diluted earnings (loss) per share:
Income (loss) before accounting change	$3.43	$(.25)	$(2.81)
Cumulative effect of accounting change	—	.02	—

Net income (loss)	$3.43	$(.23)	$(2.81)

Average shares outstanding:
Basic and diluted	22,804	22,804	22,804

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended May 31,
	2005	2004	2003
Operating activities:
Net income (loss)	$78,120	$(5,318)	$(64,062)
Adjustments to reconcile net income to net cash
Cumulative effect of accounting change	—	(480)	—
Depreciation	48,881	49,599	47,785
Deferred income taxes (benefit)	33,572	13,865	(19,682)
Other – net	3,397	345	1,521
Changes in operating assets and liabilities
Accounts receivable	(24,211)	(101,187)	1,647
Inventories	(69,063)	2,766	7,343
Prepaid expenses	(4,290)	8,138	(6,053)
Accounts payable	33,920	1,252	(3,591)
Accrued wages, taxes and other	3,548	4,108	(956)
Other credits	40	1,352	816
Receivable from or payable to affiliates	(76,227)	44,875	63,359

Net cash provided by operating activities	27,687	19,315	28,127

Investing activities:
Capital expenditures	(26,581)	(13,875)	(22,331)
Other – net	(395)	(193)	(852)

Net cash used by investing activities	(26,976)	(14,068)	(23,183)

Financing activities:
Debt retirements	—	—	(1,616)
Issuance of common stock to parent	1	—	—

Net cash provided (used) by financing activities	1	—	(1,616)

Increase in cash	712	5,247	3,328

Cash at beginning of period	8,575	3,328	—

Cash at end of period	$9,287	$8,575	$3,328

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholder’s Equity
May 31, 2001	$—	$—	$200,244	$148,968	$349,212
Net loss	—	—	—	(13,234)	(13,234)
Tax benefit from exercise of stock options	—	—	44	—	44
Contributions by parent	—	—	4,129	—	4,129

May 31, 2002	—	—	204,417	135,734	340,151
Net loss	—	—	—	(64,062)	(64,062)
Tax benefit from exercise of stock options	—	—	29	—	29

May 31, 2003	—	—	204,446	71,672	276,118
Net loss	—	—	—	(5,318)	(5,318)
Tax benefit from exercise of stock options	—	—	1	—	1

May 31, 2004	—	—	204,447	66,354	270,801
Net income	—	—	—	78,120	78,120
Tax benefit from exercise of stock options	—	—	2,598	—	2,598
Issuance of common stock to parent	—	228	(227)	—	1

May 31, 2005	$—	$228	$206,818	$144,474	$351,520

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

On December 15, 2004, Texas Industries, Inc. (the “Parent” or “TXI”) announced a plan to spin-off its steel business to TXI stockholders. On July 29, 2005, the spin-off was completed in the form of a pro-rata, tax-free dividend to TXI stockholder’s of one share of Chaparral Steel Company (the “Company”) common stock for each share of TXI stock owned on July 20, 2005. See Note 12 “Spin-off from TXI”.

The Company is a leading supplier of structural steel and steel bar products through a single business segment. The Company produces and sells structural steel, piling products, special bar quality products, merchant bar quality rounds, reinforcing bar and channels from facilities located in Texas and Virginia. Structural steel products include wide flange beams, channels, piling products and other shapes. Steel bar products include specialty bar products and, to a lesser extent, reinforcing bar. The Company sells to steel service centers and steel fabricators for use in the construction industry, as well as to cold finishers, forgers and original equipment manufacturers for use in the railroad, defense, automotive, manufactured housing and energy industries. The Company’s products are marketed throughout the United States, Canada and Mexico, and to a limited extent in Europe. All of the Company’s long-lived assets are located in the United States.

The accompanying financial statements include all costs of TXI’s steel business. For all periods presented, these costs include the allocation of certain corporate expenses from TXI. TXI’s corporate expenses have been allocated to the Company based on either the percentage of time employees incurred performing services for the company or specifically identified costs incurred by TXI for the Company. Management believes that the allocations were made on a reasonable basis. However, the consolidated financial statements may not necessarily reflect the financial position, results of operations and cash flows of the Company in the future, nor is it practical for management to estimate what the financial position, results of operations or cash flows would have been if the Company had been an independent, public company for the historical periods presented. See Note 11 for additional information.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Chaparral Steel Company and all subsidiaries.

Estimates. The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Fair Value of Financial Instruments. The estimated fair value of each class of financial instruments as of May 31, 2005, May 31, 2004 and May 31, 2003 approximates carrying value.

Cash. Cash represents amounts on deposit with banking institutions. TXI utilized a centralized cash management program for all of its subsidiaries through which the Company has received advances from, or made transfers to, TXI dependent on its cash requirements.

Receivables. Management evaluates the ability to collect accounts receivable based on a combination of factors. A reserve for doubtful accounts is maintained based on historical default rates and current economic trends. The reserve is increased if a specific customer’s potential inability to make required payments is anticipated.

Environmental Liabilities. The Company is subject to environmental laws and regulations established by federal, state and local authorities and makes provision for the estimated costs related to compliance when it is probable that a reasonably estimable liability has been incurred.

Legal Contingencies. The Company and its subsidiaries are defendants in lawsuits which arose in the normal course of business, and make provision for the estimated loss from any claim or legal proceeding when it is probable that a reasonably estimable liability has been incurred.

Long-lived Assets. Management reviews long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable and would record an impairment charge if necessary. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and are significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. All of the Company’s long-lived assets are located in the United States.

Property, plant and equipment is recorded at cost. Provisions for depreciation are computed generally using the straight-line method. The Company assigns each fixed asset a useful life generally ranging from 5 to 7 years for mobile and other equipment, 10 to 20 years for machinery and equipment and 20 to 40 years for buildings and land improvements. Maintenance and repairs are charged to expense as incurred. Costs incurred for scheduled shut-downs to refurbish the facilities are amortized over the benefited period, typically 12 months. Such deferred amounts are included in prepaid expenses on the consolidated balance sheets and amounted to $7.9 million at May 31, 2005 and $3.0 million at May 31, 2004.

Goodwill. Management tests goodwill for impairment at least annually. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the applicable reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. At May 31, 2005 and 2004, the fair value of the Company’s goodwill on the balance sheet exceeded its carrying value.

Other Credits. Other credits of $7.4 million at May 31, 2005 and May 31, 2004 are composed primarily of liabilities related to the Company’s retirement plans, asset retirement obligations and deferred compensation agreements.

Asset Retirement Obligations. Effective June 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which applies to legal obligations associated with the retirement of long-lived assets.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through a charge to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The Company incurs legal obligations for asset retirement as part of its normal operations related to the Resource Conservation and Recovery Act closures. Prior to the adoption of SFAS No. 143, the Company generally accrued for land reclamation obligations as incurred. Determining the amount of any asset retirement liability requires estimating the future cost of contracting with third parties to perform the obligation. The estimate is significantly impacted by, among other considerations, management’s assumptions regarding the scope of the work required, labor costs, inflation rates, market-risk premiums and closure dates. The initial application of the new rules resulted in a pretax cumulative credit of $0.7 million.

Changes in asset retirement obligations for the year ended May 31, 2005 and May 31, 2004 are as follows (in thousands):

	May 31, 2005	May 31, 2004
Balance at beginning of period	$537	$485
Accretion expense	60	55
Settlements	(31)	(55)
Revisions	—	52

Balance at end of period	$566	$537

The pro forma effect of assuming that the adoption of SFAS No. 143 was applied retroactively was not material to net income (loss) for 2003.

Net Sales. The Company recognizes revenue when the goods are shipped and title and risk of loss transfer to the customer (FOB shipping point). The Company includes delivery fees in the amount it bills customers to the extent needed to recover the Company’s cost of freight and delivery. The following table summarizes our net sales by product line. Other products revenue is generated from the Company’s metals separation operation.

	Year Ended May 31,
	2005	2004	2003
	(in thousands)
Net sales
Structural mills	$790,789	$643,043	$460,227
Bar mill	238,934	177,967	116,231
Other products	32,254	27,076	18,921
Delivery fees	54,399	57,238	50,612

	$1,116,376	$905,324	$645,991

Sales to customers located outside of the United States represented 12.7%, 11.7% and 6.0% of our net sales in 2005, 2004, 2003, respectively. These customers were primarily located in Canada and Mexico, with no individual country accounting for more than 10% of our net sales in any of the periods presented.

Other Income. Other income includes none in 2005, $4.2 million in 2004 and $0.5 million in 2003 resulting from the Company’s litigation against certain graphite electrode suppliers.

Income Taxes. The Company uses the liability method of recognizing and classifying deferred income taxes. The Company is included in the consolidated income tax returns of TXI. However, the provision (benefit) for income taxes for the periods presented has been determined as if the Company had filed separate tax returns. The Company provides valuation allowances to reduce deferred tax assets to amounts that will more likely than not be realized.

Earnings (loss) per share. Earnings (loss) per share information for all periods presented has been computed based on the number of shares of the Company’s common stock issued to TXI as of July 29, 2005. See Note 12, “Spin-off from TXI.

Stock-based Compensation. The Company’s employees participate in TXI’s stock compensation plans. The plans provide for the granting of incentive and non-qualified stock options, restricted stock and other stock-based incentive awards for officers and key employees.

The Company accounts for employee stock options using the intrinsic value method of accounting prescribed by APB Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”. Generally, no expense is recognized related to the Company’s stock options because each option’s exercise price is set at the stock’s fair market value on the date the option is granted.

In accordance with SFAS No. 123, the Company discloses the compensation cost based on the estimated fair value at the date of grant recognizing compensation expense ratably over the vesting period. For those plan participants of the Company, the fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model and assumptions applicable to TXI’s common stock. In 2005, the weighted-average fair value of options granted to the Company’s employees was $23.86 based on weighted average assumptions for dividend yield of .50%, volatility factor of .345, risk-free interest rate of 3.89% and expected life in years of 6.4. Options granted to Company employees were 73,000 in 2005. No options were granted to the Company’s employees in 2004. In 2003, the weighted-average fair value of options granted to the Company’s employees was $8.22 based on weighted average assumptions for dividend yield of 1.33%, volatility factor of .361, risk-free interest rate of 3.38% and expected life in years of 6.4.

Therefore, had compensation expense for stock options held by the Company’s employee participants been recognized based upon the fair value for awards granted, the Company’s net income (loss) would have been reduced to the following pro forma amounts:

	Year Ended May 31,
	2005	2004	2003
	(in thousands, except per share)
Net income (loss)
As reported	$78,120	$(5,318)	$(64,062)
Stock-based compensation included in the determination of net income (loss) reported, net of tax	11	17	(4)
Fair value of stock-based compensation, net of tax	63	(1,697)	(1,723)

Pro forma	$78,194	$(6,998)	$(65,789)

Basic and diluted net income (loss) per share:
As reported	$3.43	$(.23)	$(2.82)

Pro forma	$3.43	$(.31)	$(2.89)

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The current effective date of SFAS No. 123R is the first fiscal year beginning after June 15, 2005, which is the first quarter of the Company’s fiscal year ending May 31, 2007. The Company currently expects to adopt SFAS No. 123R effective June 1, 2006 using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Financial information for periods prior to the date of adoption of SFAS No. 123R would not be restated. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS No. 123R.

The adoption of SFAS No. 123R will have a significant effect on the Company’s future results of operations. However, it will not have an impact on the Company’s consolidated financial position. The impact of SFAS No. 123R on the Company’s results of operations cannot be predicted at this time, because it will depend on the number of equity awards granted in the future, as well as the model used to value the awards. However, had the Company adopted the requirements of SFAS No. 123R in prior periods, the impact would have approximated the amounts disclosed in the table above.

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, for 2005, 2004, and 2003 were not material.

Recent Accounting Pronouncements. In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections,” which is effective for the Company for reporting changes in accounting principles beginning June 1, 2006. SFAS No. 154 changes the reporting of a change in accounting principle to require retrospective application to prior periods’ financial statements, unless explicit transition provisions are provided for in new accounting pronouncements or existing pronouncements that are in the transition phase when SFAS No. 154 becomes effective.

3. Working Capital

Working capital totaled $324.8 million at May 31, 2005 and $184.5 million at May 31, 2004.

Accounts receivable are presented net of allowances for doubtful receivables of $1.8 million at May 31, 2005 and $1.5 million at May 31, 2004. Provisions for bad debts charged to expense were $0.9 million in 2005, $2.6 million in 2004 and $0.6 million in 2003. Uncollectible accounts written off amounted to $0.6 million in 2005, $1.7 million in 2004 and $0.5 million in 2003.

Prior to June 6, 2003, the Parent had an agreement with a financial institution to sell, on a revolving basis, an interest in a defined pool of trade receivables. The maximum amount outstanding varied based upon the level of eligible receivables. The Company sold its qualifying receivables to TXI at a discount and received an interest bearing note in exchange. The Company’s receivables sold to TXI totaled $63.7 million at May 31, 2003. On June 6, 2003, TXI entered into an agreement with a financial institution whereby the entire outstanding interest in the defined pool of trade receivables previously sold was repurchased and the agreement to sell receivables to TXI was terminated. The repurchase was reflected as an increase in accounts receivable. Sales of receivables to the Parent were reflected as reductions of accounts receivable. As collections reduced previously sold interests, new accounts receivable were customarily sold to TXI. Discounts on these sales are included in other income in the consolidated statements of operations and totaled $2.6 million in 2003. Also, associated interest income is included in other income in the consolidated statements of operations and totaled $4.9 million in 2003. The Company retained collection and administration responsibilities for the receivables sold to the Parent.

Inventories consist of:

	May 31,
	2005	2004
	(in thousands)
Finished products	$107,475	$70,779
Work in process	22,021	11,555
Raw materials and supplies	116,727	94,825

	$246,223	$177,159

Inventories are stated at cost (not in excess of market) with approximately 66% of inventories using the last-in, first-out (“LIFO”) method. If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $63.1 million at May 31, 2005 and $37.6 million at May 31, 2004. During 2004, certain inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at lower costs prevailing in prior years. The effect of the liquidation was to decrease cost of products sold by approximately $4.4 million. Use of the lower of cost or market reduced inventories by $0.2 million during 2004 and by $8.1 million in 2003.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which will become effective for the Company beginning June 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

Accrued wages, taxes and other liabilities consist of:

	May 31,
	2005	2004
	(in thousands)
Employee wages and benefits	$12,389	$9,074
Current portion of deferred income taxes	572	3,836
Property taxes	3,156	3,245
Other liabilities	4,816	4,483

	$20,933	$20,638

4. Commitments

The Company entered into an agreement to purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a percentage change in the producer price index. The gases are produced from a facility located at the Company’s Texas facility and owned and operated by an independent third party. This agreement expires in August 2012. At May 31, 2005, the minimum monthly charge was approximately $0.4 million. The Company’s entered into a similar agreement to purchase processed gases for the Virginia facility with the same third party, which expires in December 2014. The agreement specifies that the Company will purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a similar formula. At May 31, 2005, the minimum monthly charge was approximately $0.1 million. Management believes that the Company’s minimum purchase requirements will be satisfied by its consumption of the products in the normal course of business.

The Company entered into an agreement to purchase a minimum monthly amount of mill services at its Texas facility. This agreement expires in December 2014. At May 31, 2005, the minimum monthly charge was approximately $5,000. The Company entered into a similar agreement to purchase a minimum monthly amount of mill services for the Virginia facility. This agreement expires in June 2012. At May 31, 2005, the minimum monthly charge was approximately $0.4 million. Management believes that the Company’s minimum purchase requirements will be satisfied by its consumption of the products in the normal course of our business.

The Company leases certain mobile and other equipment and other items, which in the normal course of business are renewed or replaced by subsequent leases. Total expense for such operating leases amounted to $2.0 million in 2005, $2.0 million in 2004 and $2.8 million in 2003.

Future estimated payments under these agreements as of May 31, 2005 are as follows:

	Total	2006	2007	2008	2009-2010	After 2010
	(in thousands)
Processed gas supply contract	$44,126	$5,813	$5,813	$5,813	$11,626	$15,061
In-plant mill services	31,694	4,453	4,453	4,453	8,906	9,429
Operating lease obligations	1,219	1,017	184	17	1	—

Total	$77,039	$11,283	$10,450	$10,283	$20,533	$24,490

5. Stockholders Rights Plan

On July 21, 2005, the Company adopted a stockholders rights plan (the “Rights Agreement”), Pursuant to the Rights Agreement, the Company declared a dividend of rights (the “Rights”) to purchase, upon the occurrence of certain events, one one-thousandth of a share of the Series A Junior Participating Preferred Stock, par value $0.01 per share (“Preferred Stock”), for each outstanding share of common stock of the Company. Until the Rights become exercisable, all further issuances of common stock, including common stock issuable upon exercise of outstanding options, will include issuances of Rights. The Rights will be exercisable at $90.00 per one one-thousandth of a share of Preferred Stock. The Rights will expire on July 29, 2015 unless extended or unless the Rights are earlier redeemed or exchanged by the Company.

The Rights are not exercisable nor are they transferable apart from the common stock until the earlier of (a) the tenth day after such time as a person or group acquires beneficial ownership of 15% of the Common Stock of the Company or (b) the tenth business day (unless extended by the Board of Directors) after a person or group announces its intention to commence or commences a tender or exchange offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of the common stock. The earlier of these dates is referred to as the “Distribution Date”. As soon as practicable after the Distribution Date, separate right certificates will be issued and the Rights will become exercisable and transferable apart from the common stock.

The Preferred Stock issuable upon exercise of the Rights will be non-redeemable and rank junior to any other series of the Company’s preferred stock that is outstanding. Each whole share of Preferred Stock will be entitled to receive a quarterly preferential dividend of $1.00 per share but will be entitled to receive, in the aggregate, a dividend of 1,000 times the dividend declared on the Common Stock. In the event of liquidation, the holders of the Preferred Stock will be entitled to receive a preferential liquidation payment equal to the greater of $1,000 per share, plus all accrued and unpaid dividends, or, in the aggregate, a liquidation payment equal to 1,000 times the payment made per share of Common Stock. Each share of Preferred Stock will have 1,000 votes, voting together with the Common Stock. Finally, in the event of any merger, consolidation or other transaction in which shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or other property, each share of Preferred Stock would be entitled to receive 1,000 times the amount received per share of Common Stock.

6. Stock Compensation Plans

The Company’s employees participated in TXI’s stock option plan which provides that non-qualified and incentive stock options to purchase TXI’s common stock may be granted to officers and key employees at market prices at date of grant. Outstanding options become exercisable in installments beginning one year after date of grant and expire ten years later.

A summary of TXI option transactions related to the Company’s employees for the three years ended May 31, 2005, follows:

	Shares Under Option	Weighted- Average Option Price
Outstanding at May 31, 2002	719,286	$32.96
Granted	298,250	22.72
Exercised	(10,000)	24.91
Canceled	(11,400)	42.90

Outstanding at May 31, 2003	996,136	29.86
Exercised	(26,550)	19.44
Canceled	(20,000)	31.19

Outstanding at May 31, 2004	949,586	30.13
Granted	73,000	60.27
Exercised	(624,466)	31.53
Canceled	(4,400)	34.78

Outstanding at May 31, 2005	393,720	$33.43

TXI options exercisable as of May 31 were 95,900 shares in 2005, 612,076 shares in 2004 and 527,186 shares in 2003 at a weighted-average option price of $33.23, $32.45 and $32.63, respectively.

The following table summarizes information about TXI stock options held by the Company’s employees outstanding as of May 31, 2005.

	Range of Exercise Prices
	$21.39 -$26.38	$28.84 -$36.52	$41.53 –$61.15
Options outstanding:
Shares outstanding	213,750	70,520	109,450
Weighted-average remaining life in years	7.74	6.09	7.24
Weighted-average exercise price	$22.66	$32.40	$55.13
Options exercisable:
Shares exercisable	37,800	20,650	37,450
Weighted-average exercise price	$22.36	$31.31	$45.26

TXI options that were unvested at the date of distribution and held by individuals who became or were retained as employees of the Company in connection with the spin-off were cancelled and replaced with the Chaparral Steel Company’s stock options. The exercise price of each new Chaparral Steel Company option was based upon the respective market values of the two companies at the time the spin-off was completed so that the aggregate exercise price of the new options, as well as the ratio of the per-share fair market value of the shares to the per-share exercise price of the new options, remain the same as the cancelled TXI options. Following the adjustment, there were 1,181,212 options shares outstanding to purchase shares of Chaparral Steel Company common stock at a weighted-average option price of $8.39 per share.

On July 21, 2005, the Board of Directors and on July 22, 2005, TXI as the sole stockholder approved the Company’s Amended and Restated 2005 Omnibus Equity Compensation Plan which provides for grants of stock-based awards, including non-qualified and incentive stock options, restricted stock, restricted stock units, performance shares, and performance units to non-employee directors, officers and key employees of the Company. A maximum of 4,000,000 shares of the Company’s common stock is available for issuance to participants under this plan. In July and August 2005, officers and key employees were awarded options to purchase 543,163 shares of common stock. The options were granted at the market price of the common stock on the respective dates of grant, which ranged from $18.40 to $20.245, The term of the options is ten years and the options vest in equal annual installments over five years.

7. Income Taxes

The provisions (benefit) for income taxes are composed of:

	2005	2004	2003
	(in thousands)
Current	$8,518	$(17,064)	$(16,835)
Deferred	33,572	13,865	(19,682)

	$42,090	$(3,199)	$(36,517)

A reconciliation from income taxes at the federal statutory rate to the preceding provisions (benefit) follows:

	2005	2004	2003
	(in thousands)
Taxes at statutory rate	$42,074	$(3,150)	$(35,203)
Other – net	16	(49)	(1,314)

	$42,090	$(3,199)	$(36,517)

The components of the net deferred tax liability at May 31 are summarized below.

	2005	2004
	(in thousands)
Deferred tax assets:
Deferred compensation	$2,446	$2,577
Accrued expenses not currently tax deductible	2,626	1,976
Net operating loss carryforward	—	28,499

Total deferred tax assets	5,072	33,052

Deferred tax liabilities:
Property, plant and equipment	141,328	133,836
Inventory costs	4,484	6,384

Total deferred tax liabilities	145,812	140,220

Net deferred tax liability	140,740	107,168
Less current deferred tax liability	572	3,836

Long-term deferred tax liability	$140,168	$103,332

The Company made federal income tax payments to TXI of $5.9 million in 2005 and received federal income tax reimbursements from TXI of $16.8 million in 2004 and $17.1 million in 2003. As of May 31, 2005, the Company has $752.3 million in state net operating loss carryforwards that begin to expire in 2019. The Company also has state credits to offset future income tax liabilities of $41.9 million that begin to expire in 2018 and $10 million of credits that do not expire. The Company had net state deferred tax assets of $51.9 million at May 31, 2005 and $49.8 million at May 31, 2004. Management believes it is more likely than not that this net state deferred tax asset will be unrealized. Therefore, a valuation allowance has been recorded to fully reserve the amount of the net state deferred tax assets.

On October 22, 2004, a new tax law, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”), was signed by the President. Among other provisions, the Jobs Creation Act allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company is currently evaluating the impact of the new law on its future taxable income. For financial reporting purposes, any deductions for qualified domestic production activities will be accounted for as a special deduction rather than as a rate reduction. Accordingly, any benefit from the deduction will be reported in the period in which the deduction is earned.

8. Legal Proceedings and Contingent Liabilities

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal and wastewater discharge. The Company believes it is in substantial compliance with applicable environmental laws and regulations; however, from time to time the Company receives claims from federal and state environmental regulatory agencies and entities asserting that the Company is or may be in violation of certain environmental laws and regulations. Based on its experience in dealing with such claims in the past and the information currently available to it regarding any potential or outstanding claims, the Company believes that such claims will not have a material impact on its consolidated financial condition or results of operations. Despite the Company’s compliance and experience, it is possible that the Company could be held liable for future charges, which might be material but are not currently known or estimable. In addition, changes in federal and state laws, regulations and requirements or discovery of currently unknown conditions could require additional expenditures by the Company.

The Company and subsidiaries are defendants in lawsuits which arose in the normal course of business. In management’s judgment (based on the opinion of counsel) the ultimate liability, if any, from such legal proceedings will not have a material effect on the consolidated financial position or results of operations of the Company.

In November 1998, the Company filed an action in the District Court of Ellis County, Texas against certain graphite electrode suppliers seeking damages for illegal restraints of trade in the sale of graphite electrodes. The Company has obtained settlements of $4.2 million in 2004 and $0.5 million in 2003 and does not anticipate any material future settlements.

In connection with the Company’s spin-off from Texas Industries, Inc., the Company entered into a separation and distribution agreement and a tax sharing and indemnification agreement with TXI. In these agreements, the Company has indemnified the TXI against, among other things, any liabilities arising out of the businesses, assets or liabilities transferred to the Company and any taxes imposed on the TXI in connection with the spin-off that result from the Company’s breach of its covenants in the tax sharing and indemnification agreement. TXI has indemnified the Company against, among other things, any liabilities arising out of the businesses, assets or liabilities retained by the TXI and any taxes imposed on the Company in connection with the spin-off that result from the TXI’s breach of it covenants in the tax sharing and indemnification agreement.

The Company and TXI have made certain covenants to each other in connection with the spin-off that prohibit the Company and TXI from taking certain actions. Pursuant to these covenants: (1) neither the Company nor TXI will liquidate, merge, or consolidate with any other person, sell, exchange, distribute or otherwise dispose of our assets (or those of certain of our subsidiaries) except in the ordinary course of business, or enter into any substantial negotiations, agreements, or arrangements, or arrangements with respect to any such transaction, during the six months following July 29, 2005; (2) the Company and TXI will, for a minimum of two years after the distribution date, continue the active conduct of the cement or steel business, respectively; (3) neither the Company nor TXI will repurchase its stock for two years following the distribution except in certain circumstances permitted by the IRS; (4) neither the Company nor TXI will take any actions inconsistent with the representations made in the separation and distribution agreement or in connection with the issuance by the Company’s tax counsel of its tax opinion with respect to the spin-off; and (5) neither the Company nor TXI will take any other action that would result in or fail to take any action necessary to prevent any tax being imposed on the spin-off. The Company or TXI may take actions inconsistent with these covenants if it obtains an unqualified opinion of counsel or a private letter ruling from the IRS that such actions will not cause the spin-off to become taxable, except that the Company may not, under any circumstances, take any action described in (1) above.

9. Retirement Plans

The Company’s employees participate in a TXI defined contribution retirement plan. The Company contributes 2% of each employee’s eligible compensation and a variable contribution based on a predetermined formula established annually. The amount of retirement expense charged to costs and expenses for this plan was $2.5 million in 2005, $1.7 million in 2004 and $2.3 million in 2003. It is TXI’s policy to fund the plan to the extent of charges to income.

TXI has a series of financial security plans (“FSP”) that are non-qualified defined benefit plans providing death and retirement benefits to substantially all of the Company’s executive and key managerial employees who elect to participate. The plans are contributory but not funded. Costs and associated assets and liabilities related to the Company’s employee participation are included in the financial information contained herein. Amounts payable to participants are to be paid exclusively from the general assets of the Company and are otherwise unsecured. Life insurance contracts have been purchased that may be used to fund the FSP payments. These insurance contracts, recorded at their net cash surrender value, totaled $5.1 million at May 31, 2005 and $4.6 million at May 31, 2004, and are included in investments on the consolidated balance sheets. The amount of FSP benefit expense and the projected FSP benefit obligation are determined using assumptions as of the end of the year. The weighted-average discount rate used was 6% in 2005. Actuarial gains or losses are recognized when incurred, and therefore, the end of year benefit obligation is the same as the accrued benefit costs recognized in the balance sheet.

The estimated future benefit payments for each of the five succeeding years are $0.2 million, $0.2 million, $0.4 million, $0.4 million and $0.8 million and for the five-year period thereafter an aggregate of $4.9 million,

On July 21, 2005, the Board of Directors approved the Chaparral Steel Company Financial Security Plan which provides retirement and death benefits for its employees with the same terms and conditions of the TXI plans which previously covered these employees.

The amount of FSP benefit expense was as follows:

	Year Ended May 31,
	2005	2004	2003
	(in thousands)
Service cost	$822	$603	$569
Interest cost	365	449	380
Amortization of transition cost	17	17	17
Recognized actuarial loss (gain)	566	806	358
Participant contributions	(231)	(206)	(220)

	$1,539	$1,669	$1,104

The following provides a reconciliation of the FSP benefit obligation.

	Year Ended May 31,
	2005	2004
	(in thousands)
Change in projected benefit obligation
Benefit obligation at beginning of period	$7,316	$5,986
Service cost	822	603
Interest cost	365	449
Amortization of transition cost	17	17
Recognized actuarial loss	566	806
Transfer to TXI	(1,915)	—
Benefits paid	(183)	(545)

Benefit obligation/funded status at end of period	$6,988	$7,316

10. Incentive Plans

All personnel employed as of May 31 and not subject to production-based incentive awards share in the pretax income of the Company for the year then ended based on predetermined formulas. The duration of the plan is one year. Certain executives are additionally covered under a three-year plan. All plans have been subject to annual review by TXI’s Board of Directors. Incentive compensation related to these plans is included in selling, general and administrative expense and was $4.2 million in 2005, $1.7 million in 2004 and none in 2003.

11. Transactions with TXI and affiliates

TXI utilizes a centralized cash management program for all of its subsidiaries, through which the Company receives payments from TXI as a result of cash received from product sales or makes payments to TXI or its subsidiaries for purchases of materials or services or for costs incurred on its behalf, including raw material procurement, payroll and capital expenditures. The current payable to or receivable from affiliates also contains transactions with TXI under the inter-company tax sharing policy. TXI, through one of its subsidiaries, provides the Company with common carrier services, transporting finished product to the Company’s customers and backhauling materials and supplies for the Company. These costs have been included in cost of products sold in the consolidated statements of operations and were $6.6 million in 2005, $5.9 million in 2004 and $6.0 million in 2003. The Company believes that the rates charged to it for transportation services approximate the rates that would be charged by third parties. TXI also allocates certain corporate expenses related primarily to shared services and facilities. Management believes that the allocations were made on a reasonable basis.

The long-term payable to parent consists of advances made by TXI to the Company for the construction of facilities. During the periods presented, the Company received or paid interest on its balances with TXI and its subsidiaries at a rate 8%. This rate would not necessarily represent the rate that the Company would be able to obtain on loans from unaffiliated third parties.

An analysis of transactions in the current inter-company account for years ended May 31, 2005, 2004 and 2003 follows:

	Year Ended May 31,
	2005	2004	2003
	(in thousands)
Current receivable from (payable to) affiliates
Beginning of period	$(35,492)	$9,383	$72,742
Net cash remitted to (from) affiliates	254,318	94,658	64,766
Payroll and other expenses	(118,349)	(100,448)	(88,271)
Transportation services	(6,561)	(5,852)	(6,042)
Interest	(47,274)	(50,031)	(50,954)
Income taxes	(5,908)	16,798	17,142

End of period	$40,734	$(35,492)	$9,383

In connection with the Company’s spin-off from TXI (Note 12), the remaining inter-company accounts with TXI were converted to capital. The Company’s relationship with TXI is now governed by a separation and distribution agreement and the ancillary agreements described in that agreement. The terms of the agreements are more fully described in Note 8 “Legal Proceedings and Contingent Liabilities”.

12. Spin-off from TXI

On December 14, 2004, TXI’s board of directors adopted a plan to spin-off its steel operations, which was completed on July 29, 2005. In anticipation of the spin-off, the TXI and the Company entered into the following transactions:

On February 22, 2005, TXI formed a new, wholly-owned subsidiary, Chaparral Steel Company (the “Company”), to serve as the holding company for its steel business. The Company was initially capitalized for $1,000 and issued 1,000 shares of its common stock, at $0.01 par value per share, to TXI. On June 7, 2005, the Company’s authorized capital stock was increased to 10,000,000 shares of preferred stock, $.01 par value per share, and 100,000,000 shares of common stock, $.01 par value per share.

On June 25, 2005, TXI transferred to the Company all of the stock of its subsidiaries that are engaged in its steel business, consisting of Chaparral Steel Investments Inc. and its subsidiaries and Chaparral (Virginia) Inc. In addition, the Company issued 22,802,867 additional shares of the Company’s common stock to TXI. These transactions have been accounted for as a reorganization of entities under common control. As a result, the assets and liabilities transferred to the Company were recorded at historical cost. In connection with these transactions, on July 6, 2005, TXI also contributed or transferred to the Company real estate and transportation assets used in the steel business. The Company assumed all liabilities arising out of the steel business and the transferred assets.

On June 16, 2005, the Company entered into a new senior secured revolving credit facility (the “Credit Facility”) providing up to $150 million of available borrowings. It includes a $25 million sub-limit for letters of credit. Any outstanding letters of credit will be deducted from the borrowing availability under the Credit Facility. Amounts drawn under the Credit Facility will bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus .50% and the prime rate) plus a margin of up to 1.00%. The interest rate margins are subject to adjustments based on Chaparral’s leverage ratio. The commitment fee calculated on the unused portion of the Credit Facility will range from .25% to .50% per year based on Chaparral’s leverage ratio. The Credit Facility matures June 16, 2010 and may be terminated at any time. The Credit Facility is secured by security interests in all of or most of Chaparral’s existing and future accounts and inventory, certain related personal property and in all of the equity interest in present and future domestic subsidiaries and 66% of the equity interest in present and future foreign subsidiaries. The Credit Facility contains covenants restricting, among other things, prepayment or redemption of Chaparral’s other debt, distributions, dividends, and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. Chaparral is required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. On July 6, 2005, the Company borrowed $50 million under the Credit Facility.

In addition, on July 6, 2005, Chaparral Steel Company issued $300 million aggregate principal amount of new 10% senior notes due July 15, 2013. The notes are unsecured and will effectively be subordinated in right of payment to all of Chaparral’s existing and future senior secured debt, including borrowings under Chaparral’s Credit Facility. All of the Company’s domestic consolidated subsidiaries have guaranteed the 10% senior notes. The guarantees are full and unconditional and are joint and several. At May 31, 2005, Chaparral Steel Company had no significant assets or operations independent of its investment in its subsidiaries. The indenture governing the notes contains covenants that will limit Chaparral’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem its stock, make investments, sell assets, incur liens, enter into agreements restricting its subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of its assets.

The Company used the net proceeds from its senior secured revolving credit facility and notes to pay a cash dividend of $341.1 million to TXI.

At various times intercompany indebtedness were settled between and among the Company and its subsidiaries and TXI and its subsidiaries. These intercompany accounts were settled through offsets, contributions of such indebtedness to the capital of the debtor subsidiaries and other non-cash transfers. By the effective date of the spin-off, TXI had contributed to the capital of the Company and its subsidiaries the net intercompany indebtedness owed to it by the Company and its subsidiaries (approximately $502.5 million at May 31, 2005).

On July 21, 2005, the Company adopted the Rights Agreement, Pursuant to the Rights Agreement, the Company declared a dividend of rights (the “Rights”) to purchase, upon the occurrence of certain events, one one-thousandth of a share of the Series A Junior Participating Preferred Stock, par value $0.01 per share (“Preferred Stock”), for each outstanding share of common stock of the Company. The terms of the agreement are more fully described in Note 5 “Stockholders Rights Plan”.

On July 29, 2005, the Company became an independent, public company. Although pursuant to our separation and distribution agreement with TXI and certain ancillary agreements, TXI has agreed to indemnify us against certain liabilities and we have agreed to indemnify TXI against certain liabilities, TXI has no further ownership interest in the Company, and the Company has no ownership interest in TXI. In addition, the Company is not a guarantor of any of TXI’s indebtedness nor is TXI a guarantor of any of the Company’s indebtedness. The Company’s relationship with TXI is now governed by a separation and distribution agreement and the ancillary agreements described in that agreement. The terms of the agreements are more fully described in Note 8 “Legal Proceedings and Contingent Liabilities”.

13. Quarterly Financial Information (Unaudited)

2005	Aug. 31	Nov. 30	Feb. 28	May 31
	(in thousands, except per share)
Net sales	$290,781	$249,119	$259,119	$317,357
Gross profit	62,466	49,269	39,308	39,567
Operating profit	55,201	44,307	34,127	33,850
Net income	28,122	21,014	14,247	14,737

Basic and diluted earnings per share:
Net income	$1.23	$0.92	$0.63	$0.65

Average shares outstanding:
Basic and diluted	22,804	22,804	22,804	22,804

2004	Aug. 31	Nov. 30	Feb. 29	May 31
	(in thousands, except per share)
Net sales	$179,666	$176,151	$241,690	$307,817
Gross profit (loss)	(6,443)	(475)	16,296	53,718
Operating profit (loss)	(10,789)	(6,773)	10,626	47,536
Earnings (loss):
Income (loss) before accounting change	(14,848)	(12,276)	(1,233)	22,559
Cumulative effect of accounting change	—	480	—	—

Net income (loss)	$(14,848)	$(11,796)	$(1,233)	$22,559

Basic and diluted earnings (loss) per share:
Income (loss) before accounting change	$(0.65)	$(0.54)	$(0.05)	$0.99
Cumulative effect of accounting change	—	0.02	—	—

Net income (loss)	$(0.65)	$(0.52)	$(0.05)	$0.99

Average shares outstanding:
Basic and diluted	22,804	22,804	22,804	22,804

INDEX TO EXHIBITS

CHAPARRAL STEEL COMPANY

EXHIBIT INDEX

	Incorporated by Reference (if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit
(3) Articles of Incorporation and Bylaws

3.1 Amended and Restated Certificate of Incorporation of Chaparral Steel Company	10-12G/A No. 1	June 10, 2005	000-51307	3.1

3.2 Bylaws of Chaparral Steel Company	10-12G	May 6, 2005	000-51307	3.2

3.3 Certificate of Designations of Series A Participating Preferred Stock, filed with the Secretary of State of Delaware on July 21, 2005	8-K	July 22, 2005	000-51307	3.1

(4) Instruments defining the rights of security holders, including indentures

4.1 Form of Chaparral Steel Company’s 10% Senior Notes Due 2013	8-K	July 12, 2005	000-51307	4.1

4.2 Form of Notation of Guarantee	8-K	July 12, 2005	000-51307	4.2

4.3 Registration Rights Agreement, dated July 6, 2005, between Chaparral Steel Company, its domestic subsidiaries, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC, and Comerica Securities, Inc.	8-K	July 12, 2005	000-51307	4.3

4.4 Indenture between Chaparral Steel Company and Wells Fargo Bank, National Association, as trustee, dated July 6, 2005	8-K	July 12, 2005	000-51307	4.4

4.5 Rights Agreement between Chaparral Steel Company and Mellon Investor Services LLC, as rights agent, dated as of July 29, 2005	8-K	July 21, 2005	000-51307	4.1

CHAPARRAL STEEL COMPANY

EXHIBIT INDEX

	Incorporated by Reference (if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit
(10) Material Contracts

10.1 Purchase Agreement, between Chaparral Steel Company, Banc of America Securities LLC, USB Securities LLC, Suntrust Capital Markets, Inc., Wells Fargo Securities, LLC and Comerica Securities, Inc., dated June 29, 2005	8-K	July 12, 2005	000-51307	10.1

10.2 Credit Agreement, dated as of June 16, 2005, among Chaparral Steel Company, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, USB Securities LLC, as syndication agent, General Electric Capital Corporation, Wells Fargo Bank, National Association and Suntrust Bank, as co-documentation agents and the other lenders party thereto	8-K	July 12, 2005	000-51307	10.2

10.3 Security Agreement among Chaparral Steel Company, its domestic subsidiaries, and Bank of America, N.A., as administrative agent, dated July 6, 2005	8-K	July 12, 2005	000-51307	10.3

10.4 Separation and Distribution Agreement between Chaparral Steel Company and Texas Industries, Inc.	8-K	July 12, 2005	000-51307	10.4

10.5 Amendment No. 1 to Separation and Distribution Agreement between Chaparral Steel Company and Texas Industries, Inc., dated July 27, 2005+	N/A	N/A	N/A	N/A

10.6 Tax Sharing and Indemnification Agreement between Chaparral Steel Company and Texas Industries, Inc., dated July 6, 2005	8-K	July 12, 2005	000-51307	10.5

CHAPARRAL STEEL COMPANY

EXHIBIT INDEX

Incorporated by Reference (if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit
10.7 Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (the “Omnibus Plan)*	10-12G/A No. 5	July 21, 2005	000- 51307	10.3

10.8 Chaparral Steel Company Financial Security Plan (including form of agreement)*	8-K	July 21, 2005	000- 51307	10.1

10.9 Employment Agreement between Tommy A. Valenta and Chaparral Steel Company*+	N/A	N/A	N/A	N/A

10.10 Form of Incentive and Nonqualified Stock Option Agreement under the Omnibus Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. (“TXI”) options originally granted to TXI employees under TXI 1993 Stock Option Plan*+

	N/A	N/A	N/A	N/A

10.11 Form of Incentive and Nonqualified Stock Option Agreement under the Omnibus Plan issued by Chaparral Steel Company in replacement of TXI options originally granted to TXI employees under TXI 2004 Omnibus Equity Compensation Plan*+

	N/A	N/A	N/A	N/A

10.12 Form of Nonqualified Stock Option Agreement under the Omnibus Plan issued by Chaparral Steel Company in replacement of TXI options originally granted to TXI non-employee directors under the TXI 1993 Stock Option Plan*+

	N/A	N/A	N/A	N/A

10.13 Form of Nonqualified Stock Option Agreement under the Omnibus Plan issued by Chaparral Steel Company in replacement of TXI options originally granted to TXI non-employee directors under the TXI 2004 Omnibus Equity Compensation Plan*+

	N/A	N/A	N/A	N/A

10.14 Form of Nonqualified Stock Option Agreement for employees under the Omnibus Plan*+	N/A	N/A	N/A	N/A

CHAPARRAL STEEL COMPANY

EXHIBIT INDEX

Incorporated by Reference (if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit
10.15 Form of Deferred Compensation Agreement for non-employee directors under the Omnibus Plan*+	N/A	N/A	N/A	N/A

10.16 Form of Restricted Stock Agreement for non-employee directors under the Omnibus Plan*+	N/A	N/A	N/A	N/A

10.17 Form of TXI Common Stock Award Plan and Award Letters for Tommy A. Valenta and William H. Dickert assumed by Chaparral Steel Company*+	N/A	N/A	N/A	N/A

(21) Subsidiaries of Chaparral Steel Company

21.1 Subsidiaries of Chaparral Steel Company+	N/A	N/A	N/A	N/A

(23) Consents of Experts and Counsel

23.1 Consent of Ernst & Young LLP+	N/A	N/A	N/A	N/A

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1 Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)+	N/A	N/A	N/A	N/A

31.2 Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)+	N/A	N/A	N/A	N/A

(32) Section 1350 Certifications

32.1 Section 1350 Certifications (Chief Executive Officer)+	N/A	N/A	N/A	N/A

32.2 Section 1350 Certifications (Chief Financial Officer)+	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan
+	Filed herewith