Form 10-Q
period 2005-08-31
Chaparral Steel CO
filed 2005-10-14
CIK 1319048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number

000-51307

CHAPARRAL STEEL COMPANY

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-2373478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

300 Ward Road

Midlothian, Texas 76065

(Address of Principal Executive Offices and Zip Code)

(972) 775-8241

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

There were 22,803,867 shares of common stock, $0.01 par value per share, outstanding on October 13, 2005.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements.” Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” or “anticipate” and other similar words. Such forward-looking statements may be contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Forward-looking statements include statements concerning:

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

Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report.

i

INDEX

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Chaparral Steel Company

We have reviewed the accompanying consolidated balance sheet of Chaparral Steel Company and subsidiaries as of August 31, 2005, and the related consolidated statements of operations and cash flows for the three-month periods ended August 31, 2005, and 2004 and the related consolidated statement of stockholders’ equity for the three-month period ended August 31, 2005. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Chaparral Steel Company and subsidiaries as of May 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated August 10, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of May 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Dallas Texas

October 10, 2005

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited) August 31, 2005	May 31, 2005
Assets
Current assets:
Cash and cash equivalents	$16,690	$9,287
Accounts receivable—net	143,292	127,383
Inventories	185,912	246,223
Receivable from TXI	—	40,734
Prepaid expenses	9,462	11,097

Total current assets	355,356	434,724

Other assets:
Goodwill	85,166	85,166
Investments and deferred charges	16,558	5,099

	101,724	90,265

Property, plant and equipment:
Land and land improvements	95,596	93,937
Buildings	55,208	54,954
Machinery and equipment	1,027,620	1,025,475
Construction in process	29,242	28,074

	1,207,666	1,202,440
Less depreciation	586,916	575,187

	620,750	627,253

	$1,077,830	$1,152,242

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$68,210	$88,980
Accrued wages, taxes and other liabilities	34,845	20,933

Total current liabilities	103,055	109,913

Deferred income taxes and other credits	149,000	147,563

Long-term debt	300,000	—

Long-term payable to TXI	—	543,246

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 22,803,867 shares issued and outstanding	228	228
Additional paid-in capital	704,461	206,818
Retained earnings (deficit)	(178,914)	144,474

Total stockholders’ equity	525,775	351,520

	$1,077,830	$1,152,242

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share)

(Unaudited)

	Three months ended August 31,
	2005	2004
Net sales	$338,405	$290,781

Costs and expenses (income)
Cost of products sold	297,194	228,315
Selling, general and administrative	7,439	7,769
Interest	8,164	11,931
Other income, net	(1,302)	(504)

	311,495	247,511

Income before income taxes	26,910	43,270
Income taxes	9,159	15,148

Net income	$17,751	$28,122

Earnings per share:

Basic	$.78	$1.23

Diluted	$.77	$1.23

Average shares outstanding:

Basic	22,804	22,804

Diluted	23,043	22,804

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended August 31,
	2005	2004
Operating activities:
Net income	$17,751	$28,122
Adjustments to reconcile net income to net cash provided (used) by operating activities
Depreciation	12,513	12,151
Deferred income taxes	713	6,030
Other—net	254	308
Changes in operating assets and liabilities
Accounts receivable	(15,908)	253
Inventories	60,310	(27,704)
Prepaid expenses	1,634	133
Accounts payable	(20,770)	4,908
Accrued wages, taxes and other liabilities	14,137	727
Other credits	204	27
Receivable from or payable to TXI	(7,948)	(25,633)

Net cash provided (used) by operating activities	62,890	(678)

Investing activities:
Capital expenditures	(4,669)	(3,569)
Other—net	(438)	(497)

Net cash used by investing activities	(5,107)	(4,066)

Financing activities:
Long-term borrowings	350,000	—
Debt issuance costs	(9,241)	—
Debt retirements	(50,000)	—
Dividend paid to TXI	(341,139)	—

Net cash used by financing activities	(50,380)	—

Increase (decrease) in cash and cash equivalents	7,403	(4,744)

Cash and cash equivalents at beginning of period	9,287	8,575

Cash and cash equivalents at end of period	$16,690	$3,831

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
May 31, 2005	$—	$228	$206,818	$144,474	$351,520
Net income	—	—	—	17,751	17,751
Contribution by TXI	—	—	497,643	—	497,643
Dividend to TXI	—	—	—	(341,139)	(341,139)

August 31, 2005	$—	$228	$704,461	$(178,914)	$525,775

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business and Basis of Presentation

Chaparral Steel Company and its subsidiaries (the “Company”) is a leading supplier of structural steel and steel bar products through a single business segment. The Company produces and sells structural steel, piling products, special bar quality products, merchant bar quality rounds, reinforcing bar and channels from facilities located in Texas and Virginia. Structural steel products include wide flange beams, channels, piling products and other shapes. Steel bar products include specialty bar products and, to a lesser extent, reinforcing bar. The Company sells to steel service centers and steel fabricators for use in the construction industry, as well as to cold finishers, forgers and original equipment manufacturers for use in the railroad, defense, automotive, manufactured housing and energy industries. The Company’s products are marketed throughout the United States, Canada and Mexico, and to a limited extent in Europe. All of the Company’s long-lived assets are located in the United States.

On December 14, 2004, Texas Industries Inc.’s (“TXI”) board of directors adopted a plan to spin-off its steel operations, which was completed on July 29, 2005. In anticipation of the spin-off, the Company and TXI entered into the following transactions:

On February 22, 2005, TXI formed a new, wholly-owned subsidiary, Chaparral Steel Company to serve as the holding company for its steel business. The Company was initially capitalized for $1,000 and issued 1,000 shares of its common stock, at $0.01 par value per share, to TXI. On June 7, 2005, the Company’s authorized capital stock was increased to 10,000,000 shares of preferred stock, $0.01 par value per share, and 100,000,000 shares of common stock, $0.01 par value per share.

On June 25, 2005, TXI transferred to the Company all of the stock of its subsidiaries that were engaged in its steel business, consisting of Chaparral Steel Investments Inc. and its subsidiaries and Chaparral (Virginia) Inc. In addition, the Company issued 22,802,867 additional shares of the Company’s common stock to TXI. These transactions have been accounted for as a reorganization of entities under common control. As a result, the assets and liabilities transferred to the Company were recorded at historical cost. In connection with these transactions, on July 6, 2005, TXI also contributed or transferred real estate and transportation assets used in the steel business to the Company. The Company assumed all liabilities arising out of the steel business and the transferred assets.

On July 29, 2005, the Company became an independent, public company. TXI has no further ownership interest in the Company, and the Company has no ownership interest in TXI. In addition, the Company is not a guarantor of any of TXI’s indebtedness nor is TXI a guarantor of any of the Company’s indebtedness. However, pursuant to our separation and distribution agreement with TXI and certain ancillary agreements, TXI has agreed to indemnify us against certain liabilities and we have agreed to indemnify TXI against certain liabilities. The Company’s relationship with TXI is now governed by a separation and distribution agreement and the ancillary agreements described in that agreement. The terms of the agreements are more fully described in note 9 “Legal Proceedings and Contingent Liabilities”.

For all periods prior to the spin-off, the Company’s costs include the allocation of certain corporate expenses from TXI. TXI’s corporate expenses have been allocated to the Company based on either the percentage of time employees incurred performing services for the Company or specifically identified costs incurred by TXI for the Company. Management believes that the allocations were made on a reasonable basis. However, the consolidated financial statements may not necessarily reflect the financial position, results of operations and cash flows of the Company in the future, nor is it practical for management to estimate what the financial position, results of operations or cash flows would have been if the Company had been an independent, public company for the historical periods presented. See note 12 for additional information.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the results of the interim period presented have been included. Operating results for the three-month period ended August 31, 2005, are not necessarily indicative of the results that may be expected for the year ending May 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2005.

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

Fair Value of Financial Instruments.    The estimated fair value of each class of financial instruments as of August 31, 2005 and May 31, 2005 approximates carrying value.

Cash and Cash Equivalents.    Investments with maturities of less than 90 days when purchased are classified as cash equivalents and consist primarily of money market funds and investment grade commercial paper issued by major corporations and financial institutions.

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

Long-lived Assets.    Management reviews long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable and records an impairment charge if necessary. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and are significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. All of the Company’s long-lived assets are located in the United States.

Property, plant and equipment is recorded at cost. Provisions for depreciation are computed generally using the straight-line method. The Company assigns each fixed asset a useful life generally ranging from 5 to 7 years for mobile and other equipment, 10 to 20 years for machinery and equipment and 20 to 40 years for buildings and

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

land improvements. Maintenance and repairs are charged to expense as incurred. Costs incurred for scheduled shut-downs to refurbish the facilities are amortized over the benefited period, typically 12 months. Such deferred amounts are included in prepaid expenses on the consolidated balance sheets and amounted to $4.6 million at August 31, 2005 and $7.9 million at May 31, 2005.

Goodwill.    Management tests goodwill for impairment at least annually. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the applicable reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. At May 31, 2005 the fair value of the Company’s goodwill on the balance sheet exceeded its carrying value of $85.2 million.

Investments and Deferred Charges.    Investments are composed primarily of life insurance contracts that may be used to fund certain Company benefit agreements. The contracts, recorded at their net cash surrender value, totaled $7.5 million at August 31, 2005 and $5.1 million at May 31, 2005. Deferred charges are composed primarily of debt issuance costs that totaled $9.1 million at August 31, 2005. The costs are associated with various debt issues and amortized over the term of the related debt.

Other Credits.    Other credits of $8.1 million at August 31, 2005 and $7.4 million at May 31, 2005 are composed primarily of liabilities related to the Company’s retirement plans, asset retirement obligations and deferred compensation agreements.

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

Changes in asset retirement obligations for the three-month periods ended August 31, 2005 and August 31, 2004 are as follows (in thousands):

	Three months ended August 31,
	2005	2004
Balance at beginning of period	$566	$537
Accretion expense	17	14
Settlements	(29)	(16)

Balance at end of period	$554	$535

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net Sales.    The Company recognizes revenue when the goods are shipped and title and risk of loss transfer to the customer. The Company includes delivery fees in the amount it bills customers to the extent needed to recover the Company’s cost of freight and delivery. Net sales from other products were generated from the Company’s metals separation operation.

The following table summarizes the Company’s net sales by product line (in thousands):

	Three months ended August 31,
	2005	2004
Net sales
Structural mills	$250,039	$207,119
Bar mill	60,763	62,621
Other products	8,614	7,013
Delivery fees	18,989	14,028

	$338,405	$290,781

Other Income.    Other income primarily includes miscellaneous sales and interest income.

Income Taxes.    The Company uses the liability method of recognizing and classifying deferred income taxes. The Company and its subsidiaries will be included in the consolidated income tax returns of TXI for periods prior to the spin-off and will file stand alone returns for subsequent periods. However, the provision for income taxes for the periods presented has been determined as if the Company had filed separate tax returns. The Company provides valuation allowances to reduce deferred tax assets to amounts that will more likely than not be realized.

Earnings Per Share (“EPS”).    Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options and other equity-based awards.

	Three months ended August 31,
In thousands except per share	2005	2004
Earnings
Net income	$17,751	$28,122

Shares
Weighted-average shares outstanding	22,804	22,804

Basic weighted-average shares	22,804	22,804
Stock option and other equity-based award dilution	239	—

Diluted weighted-average shares	23,043	22,804

Net income
Basic earnings per share	$0.78	$1.23

Diluted earnings per share	$0.77	$1.23

Stock-based Compensation.    The Company’s employees participate in stock compensation plans. The plans provide for the granting of incentive and non-qualified stock options, restricted stock and other equity—based incentive awards for officers and key employees.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In accordance with SFAS No. 123, the Company discloses the compensation cost based on the estimated fair value at the date of grant recognizing compensation expense ratably over the vesting period. For those plan participants of the Company, the fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model and assumptions applicable to the underlying common stock. In the three-months ended August 31, 2005, the weighted-average fair value of options granted to the Company’s employees was $8.64 based on weighted average assumptions for dividend yield of 0.0%, volatility factor of .385, risk-free interest rate of 4.0% and expected life in years of 6.5.

Therefore, had compensation expense for stock options held by the Company’s employee participants been recognized based upon the fair value for awards granted, the Company’s net income would have been reduced to the following pro forma amounts (in thousands except per share):

	Three months ended August 31,
	2005	2004
Net income
As reported	$17,751	$28,122
Stock-based compensation included in the determination of net income report, net of tax	28	5
Fair value of stock-based compensation, net of tax	(264)	(123)

Pro forma	$17,515	$28,004

Net earnings per share-as reported:
Basic	$0.78	$1.23
Diluted	0.77	1.23
Net earnings per share-pro forma:
Basic	0.77	1.23
Diluted	0.76	1.23

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

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions was not material.

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

Working capital totaled $252.3 million at August 31, 2005 and $324.8 million at May 31, 2005.

Accounts receivable are presented net of allowances for doubtful receivables of $1.8 million at August 31, 2005 and at May 31, 2005. Provisions for bad debts charged to expense were $(0.2) million and $0.2 million in the three-month periods ended August 31, 2005 and 2004, respectively. No uncollectible amounts were written off in the three-month periods ended August 31, 2005 and 2004, respectively.

Inventories consist of (in thousands):

	August 31, 2005	May 31, 2005
Finished product	$65,470	$107,475
Work in process	15,833	22,021
Raw materials and supplies	104,609	116,727

	$185,912	$246,223

Inventories are stated at cost (not in excess of market) with approximately 56% of inventories using the last-in, first-out (“LIFO”) method. If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $60.2 million at August 31, 2005 and $63.1 million at May 31, 2005. During the three months ended August 31, 2005, certain inventory quantities were reduced, which

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

resulted in a partial liquidation of the fiscal year 2005 LIFO inventory layer carried at higher costs. Although the effect of the partial liquidation was to increase cost of products sold by $0.5 million, the overall effect of LIFO in the current period was to decrease cost of products sold by a total of $2.9 million.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which will become effective for the Company on June 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities.

Accrued wages, taxes and other liabilities consist of (in thousands):

	August 31, 2005	May 31, 2005
Employee wages and benefits	$13,601	$12,389
Current portion of deferred income taxes	572	572
Property taxes	4,168	3,156
Current income taxes payable	5,252	412
Interest payable	5,004	—
Other liabilities	6,248	4,404

	$34,845	$20,933

4.	Commitments

The Company entered into an agreement to purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a percentage change in the producer price index. The gases are produced from a facility located at the Company’s Texas facility which is owned and operated by an independent third party. This agreement expires in August 2012. At August 31, 2005, the minimum monthly charge was approximately $0.4 million.

The Company entered into a similar agreement to purchase processed gases for its Virginia facility with the same third party, which expires in December 2014. The agreement specifies that the Company will purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a similar formula. At August 31, 2005, the minimum monthly charge was approximately $0.1 million. Management believes that the Company’s minimum purchase requirements will be satisfied by its consumption of the products in the normal course of business.

The Company entered into an agreement to purchase a minimum monthly amount of mill services at its Texas facility. This agreement expires in December 2014. At August 31, 2005, the minimum monthly charge was approximately $5,000. The Company entered into a similar agreement to purchase a minimum monthly amount of mill services for its Virginia facility. This agreement expires in June 2012. At August 31, 2005, the minimum monthly charge was approximately $0.4 million. Management believes that the Company’s minimum purchase requirements will be satisfied by its consumption of the products in the normal course of business.

The Company leases certain mobile and other equipment and other items, which in the normal course of business are renewed or replaced by subsequent leases. Total expense for such operating leases was $0.4 million and $0.5 million in the three-month periods ended August 31, 2005 and 2004, respectively.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Future estimated payments under these agreements as of August 31, 2005 are as follows for the years ending August 31 as noted (in thousands):

	Total	2006	2007	2008	2009-2010	After 2010
Processed gas supply contract	$42,673	$5,813	$5,813	$5,813	$11,626	$13,608
In-plant mill services	30,582	4,453	4,453	4,453	8,906	8,317
Operating lease obligations	662	506	142	14	—	—

Total	$73,917	$10,772	$10,408	$10,280	$20,532	$21,925

5.	Long-term Debt

Long-term debt is comprised of the following (in thousands):

	August 31, 2005	May 31, 2005
Senior secured credit facility expiring in 2010	$—	$—
Senior notes due in 2013, interest rate 10.00%	300,000	—

	300,000	—
Less current maturities	—	—

	$300,000	$—

On June 16, 2005, the Company entered into a new senior secured revolving credit facility (the “Credit Facility”) which provides up to $150.0 million of available borrowings. The Credit Facility includes a $25.0 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the Credit Facility. Amounts drawn under the Credit Facility bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on the Company’s leverage ratio. The commitment fee calculated on the unused portion of the Credit Facility ranges from 0.25% to 0.5% per year based on the Company’s leverage ratio. The Credit Facility matures June 16, 2010 and may be terminated at any time. The Credit Facility is secured by security interests in all of the Company’s existing and future accounts and inventory, certain related personal property and in all of the equity interest in the Company’s present and future domestic subsidiaries and 66% of the equity interest in the Company’s present and future foreign subsidiaries. The Credit Facility contains covenants restricting, among other things, prepayment or redemption of the Company’s other debt, distributions, dividends, and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. The Company is required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. On July 6, 2005, the Company borrowed $50.0 million under the Credit Facility, none of which was outstanding at August 31, 2005. The amount borrowed under the Credit Facility will fluctuate based upon the Company’s cash flow and working capital needs.

In addition, on July 6, 2005, the Company issued $300.0 million aggregate principal amount of 10% senior notes due July 15, 2013 (the “Senior Notes”). The Senior Notes are unsecured and will effectively be subordinated in right of payment to all of the Company’s existing and future senior secured debt, including borrowings under the Company’s Credit Facility The indenture governing the Senior Notes contains covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem stock, make

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

investments, sell assets, incur liens, enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of the Company’s assets or the assets of its subsidiaries.

The Company used the net proceeds from the Credit Facility and Senior Notes to pay a cash dividend of $341.1 million to TXI on July 6, 2005.

The amount of interest paid was $3.0 million and $11.9 million in the three-month periods ended August 31, 2005 and 2004, respectively. No interest was capitalized in either of the three-month periods ended August 31, 2005 and 2004.

6.	Stockholders Rights Plan

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

The Rights are not exercisable nor are they transferable apart from the common stock of the Company until the earlier of (a) the tenth day after such time as a person or group acquires beneficial ownership of 15% of the common stock of the Company or (b) the tenth business day (unless extended by the Board of Directors) after a person or group announces its intention to commence or commences a tender or exchange offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of the common stock. The earlier of these dates is referred to as the “Distribution Date”. As soon as practicable after the Distribution Date, separate right certificates will be issued and the Rights will become exercisable and transferable apart from the common stock of the Company.

The Preferred Stock issuable upon exercise of the Rights will be non-redeemable and rank junior to any other series of the Company’s preferred stock that is outstanding. Each whole share of Preferred Stock will be entitled to receive a quarterly preferential dividend of $1.00 per share but will be entitled to receive, in the aggregate, a dividend of 1,000 times the dividend declared on the common stock. In the event of liquidation, the holders of the Preferred Stock will be entitled to receive a preferential liquidation payment equal to the greater of $1,000 per share, plus accrued and unpaid dividends, or, in the aggregate, a liquidation payment equal to 1,000 times the payment made per share of the Company’s common stock. Each share of Preferred Stock will have 1,000 votes, voting together with the common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged for or changed into other stock or securities, cash and/or other property, each share of Preferred Stock would be entitled to receive 1,000 times the amount received per share of common stock.

7.	Stock Compensation Plans

Prior to the spin-off, certain of the Company’s employees participated in TXI stock option plans which provided that non-qualified and incentive stock options to purchase TXI’s common stock could be granted to officers and key employees at an exercise price no less than market price on the date of grant. Outstanding options became exercisable in installments beginning one year after date of grant and expire ten years from the date of grant.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

TXI options that were vested at the distribution date of July 29, 2005 and held by individuals who became or were retained as employees of the Company in connection with the spin-off were cancelled and replaced with the new TXI stock options. The exercise price of each new TXI option was based upon the respective market values of the two companies at the time the spin-off was completed so that the aggregate exercise price of the new options, as well as the ratio of the per-share fair market value of the shares to the per-share exercise price of the new TXI options, were the same as the cancelled TXI options. All other terms of the new TXI options remained the same as the cancelled TXI options.

On July 21, 2005, the Board of Directors and on July 22, 2005, TXI as the sole stockholder of the Company approved the Company’s Amended and Restated 2005 Omnibus Equity Compensation Plan which provides for grants of stock-based awards, including non-qualified and incentive stock options, restricted stock, restricted stock units, performance shares, and performance units to non-employee directors, officers and key employees of the Company. A maximum of 4,000,000 shares of the Company’s common stock is available for issuance to participants under this plan.

TXI options that were unvested at the date of distribution and held by individuals who became or were retained as employees of the Company in connection with the spin-off were cancelled and replaced with options to purchase shares of the Company’s common stock. The exercise price of each new option issued by the Company was based upon the respective market values of the two companies at the time the spin-off was completed so that the aggregate exercise price of the new options, as well as the ratio of the per-share fair market value of the shares to the per-share exercise price of the new options, remained the same as the cancelled TXI options. All other terms of the new Company options, were the same as the cancelled TXI options. Following the adjustment, there were 1,181,212 options outstanding to purchase shares of the Company’s common stock at a weighted-average option price of $8.39 per share.

In July and August 2005, officers and key employees were awarded options to purchase 546,163 shares of common stock. The options were granted at the market price of the common stock on the respective dates of grant, which ranged from $18.40 to $20.245, The term of the options is ten years and the options vest in equal annual installments over five years.

A summary of TXI and Company option transactions related to the Company’s employees and non-employee directors for the three-month period ended August 31, 2005, follows:

	Shares Under Option	Weighted- Average Option Price
TXI options outstanding at May 31, 2005	393,720	$33.43
Exercised	(31,000)	29.95
Cancelled	(67,500)	34.42

Unvested TXI options outstanding at July 29, 2005	295,220	33.57
Adjustment in connection with the spin-off from TXI	885,992

Company options converted from TXI outstanding at July 29, 2005	1,181,212	8.39
Cancelled	(3,400)	8.27
Stock appreciation right converted	16,006	6.61
Granted	546,163	18.89

Company options outstanding at August 31, 2005	1,739,981	$11.67

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

No Company options are exercisable as of August 31, 2005. Outstanding options expire on various dates through August 2, 2015.

8.	Income Taxes

Federal income taxes for the interim periods ended August 31, 2005 and August 31, 2004, have been included in the accompanying financial statements on the basis of an estimated annual rate. On October 22, 2004, a new tax law, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”), became effective. Among other provisions, the Jobs Creation Act allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company anticipates realizing benefit from this deduction in the current fiscal year which resulted in an estimated annualized effective tax rate of 34.0% for the current period compared to 35.0% for the prior year period. The Company made federal income tax payments of $3.6 million and $9.1 million in the three-month periods ended August 31, 2005 and 2004, respectively.

As of May 31, 2005, the Company has $752.3 million in Virginia state net operating loss carryforwards that begin to expire in 2019. The Company also has Virginia state credits to offset future income tax liabilities of $41.9 million that begin to expire in 2018 and $10 million of credits that do not expire. The Company had a net state deferred tax asset of $51.9 million at May 31, 2005. Management believes it is more likely than not that this net state deferred tax asset will be unrealized. Therefore, a valuation allowance has been recorded to fully reserve the amount of the net state deferred tax assets.

9.	Legal Proceedings and Contingent Liabilities

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

The Company and its subsidiaries are defendants in lawsuits which arose in the normal course of business. In management’s judgment the ultimate liability, if any, from such legal proceedings will not have a material effect on the consolidated financial position or results of operations of the Company.

In connection with the Company’s spin-off from TXI, the Company entered into a separation and distribution agreement and a tax sharing and indemnification agreement with TXI. In these agreements, the Company has agreed to indemnify TXI and its related parties against, among other things, any liabilities arising out of the businesses, assets or liabilities transferred to the Company and any taxes imposed on TXI in connection with the spin-off that result from the Company’s breach of its covenants in the tax sharing and indemnification agreement. TXI has agreed to indemnify the Company and its related parties against, among other things, any liabilities arising out of the businesses, assets or liabilities retained by TXI and any taxes imposed on the Company in connection with the spin-off that result from TXI’s breach of its covenants in the tax sharing and indemnification agreement.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company and TXI have made certain covenants to each other in connection with the spin-off that prohibit the Company and TXI from taking certain actions. Pursuant to these covenants: (1) neither the Company nor TXI will liquidate, merge, or consolidate with any other person, sell, exchange, distribute or otherwise dispose of their respective assets (or those of certain of their respective subsidiaries) except in the ordinary course of business, or enter into any substantial negotiations, agreements, or arrangements, or arrangements with respect to any such transaction, during the six months following July 29, 2005; (2) the Company and TXI will, for a minimum of two years after the distribution date, continue the active conduct of the steel or cement business, respectively; (3) neither the Company nor TXI will repurchase its stock for two years following the distribution date of the spin-off except in certain circumstances permitted by the IRS; (4) neither the Company nor TXI will take any actions inconsistent with the representations made in the separation and distribution agreement or in connection with the issuance by tax counsel of its legal opinion with respect to the spin-off; and (5) neither the Company nor TXI will take any other action that would result in or fail to take any action necessary to prevent any tax being imposed on the spin-off. Each of the Company and TXI may take actions inconsistent with these covenants if it obtains an unqualified opinion of counsel or a private letter ruling from the IRS that such actions will not cause the spin-off to become taxable, except that the Company may not, under any circumstances, take any action described in (1) above.

10.	Retirement Plans

The Company’s employees participate in a defined contribution retirement plan. The Company contributes 2% of each employee’s eligible compensation and a variable contribution based on a predetermined formula established annually. The amount of retirement expense charged to costs and expenses for this plan was $0.9 million and $0.7 million in the three-month periods ended August 31, 2005 and 2004, respectively. It is the Company’s policy to fund the plan to the extent of charges to income.

On July 21, 2005, the Board of Directors approved the Chaparral Steel Company financial security plan (“FSP”) a non-qualified defined benefit plan providing death and retirement benefits to the Company’s executive and key managerial employees who elect to participate. The plan is contributory but not funded. Costs and associated assets and liabilities related to the Company’s employee participation are included in the financial information contained herein. Amounts payable to participants are to be paid exclusively from the general assets of the Company and are otherwise unsecured.

Life insurance contracts have been purchased that may be used to fund the FSP payments. These insurance contracts, recorded at their net cash surrender value, totaled $7.5 million at August 31, 2005 and $5.1 million at May 31, 2005, and are included in investments on the consolidated balance sheets. The amount of FSP benefit expense and the projected FSP benefit obligation are determined using assumptions as of the end of each fiscal year. The weighted-average discount rate used was 6% in the current period. Actuarial gains or losses are recognized when incurred, and therefore, the end of year benefit obligation is the same as the accrued benefit costs recognized in the balance sheet.

As of August 31, 2005, the estimated future benefit payments for each of the five succeeding years are $0.2 million, $0.2 million, $0.4 million, $0.4 million and $0.8 million and for the five-year period thereafter an aggregate of $4.9 million.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The amount of FSP benefit expense was as follows (in thousands):

	Three months ended August 31,
	2005	2004
Service cost	$210	$157
Interest cost	103	122
Amortization of transition cost	4	4
Participant contributions	(62)	(53)

	$255	$230

11.	Incentive Plans

All personnel employed by the Company as of May 31 and not subject to production-based incentive awards share in the pretax income of the Company for the year then ended based on predetermined formulas. The duration of the plan is one year. Certain executives are additionally covered under a three-year plan. New plans will be subject to annual approval by the Company’s Board of Directors. Incentive compensation related to these plans is included in selling, general and administrative expense and was $0.4 million and $1.3 million in the three-month periods ended August 31, 2005 and 2004, respectively.

12.	Transactions with TXI and Affiliates

Prior to the spin-off, TXI utilized a centralized cash management program for all of its subsidiaries, through which the Company received payments from TXI as a result of cash received from product sales or made payments to TXI or its subsidiaries for purchases of materials or services or for costs incurred on its behalf, including raw material procurement, payroll and capital expenditures. The current receivable from TXI also contained transactions with TXI under the inter-company tax sharing policy. Prior to the spin-off, TXI through one of its subsidiaries, provided the Company with common carrier services, transporting finished product to the Company’s customers and backhauling materials and supplies for the Company. These costs have been included in cost of products sold in the consolidated statements of operations and were $0.6 million and $1.7 million in the three month periods ended August 31, 2005 and 2004, respectively. The Company believes that the rates charged to it for transportation services approximate the rates that would have been charged by third parties. Following the spin-off, the Company utilizes assets transferred to it by TXI to operate its own common carrier service. TXI also allocated certain corporate expenses related primarily to shared services and facilities. Management believes that the allocations were made on a reasonable basis.

The long-term payable to TXI consisted of advances made by TXI to the Company for the construction of facilities. During the periods presented, the Company received or paid interest on its balances with TXI and its subsidiaries at a rate 8%. This rate does not necessarily represent the rate that the Company would have been able to obtain on loans from unaffiliated third parties.

13.	Condensed Consolidating Financial Information

On July 6, 2005, Chaparral Steel Company (the “Parent Company”) issued $300.0 million principal amount of its 10% senior notes due July 15, 2013. All of the consolidated domestic subsidiaries have guaranteed the 10% senior notes. The guarantees are full and unconditional and are joint and several. There are no significant restrictions on the Parent Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

a dividend or loan. Additionally, there are no significant restrictions on a guarantor subsidiary’s ability to obtain funds from the Parent Company or its direct or indirect subsidiaries. For periods prior to the quarter ended August 31, 2005, the Parent Company had no significant assets or operations independent of its investment in its subsidiaries.

The following condensed consolidating balance sheet as of August 31, 2005, and the condensed consolidating statement of operations and statement of cash flows for the three months then ended are provided for the Parent Company and all guarantor subsidiaries. The information has been presented as if the Parent Company accounted for its ownership of the guarantor subsidiaries using the equity method of accounting.

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating balance sheet as of August 31, 2005
Cash and cash equivalents	$13,774	$2,916	$—	$—	$16,690
Accounts receivable-net	—	143,292	—	—	143,292
Intercompany receivables	—	69,822	—	(69,822)	—
Inventories	—	185,912	—	—	185,912
Prepaid expenses	—	9,462	—	—	9,462

Total current assets	13,774	411,404	—	(69,822)	355,356

Goodwill	—	85,166	—	—	85,166
Investments and deferred charges	9,086	7,472	—	—	16,558
Investments in subsidiaries	872,620	—	—	(872,620)	—
Property, plant and equipment—net	—	620,750	—	—	620,750

Total assets	$895,480	$1,124,792	$—	$(942,442)	$1,077,830

Trade accounts payable	$—	$68,210	$—	$—	$68,210
Intercompany payables	69,822	—	—	(69,822)	—
Accrued wages, taxes and other liabilities	(417)	35,262	—	—	34,845

Total current liabilities	69,405	103,472	—	(69,822)	103,055

Deferred income taxes and other credits	300	148,700	—	—	149,000
Long-term debt	300,000	—	—	—	300,000
Stockholders’ equity	525,775	872,620	—	(872,620)	525,775

Total liabilities and stockholders’ equity	$895,480	$1,124,792	$—	$(942,442)	$1,077,830

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of operations for the three months ended August 31, 2005
Net sales	$—	$338,405	$—	$—	$338,405

Costs and expenses (income)
Cost of products sold	—	297,194	—	—	297,194
Selling, general and administrative	5	7,434	—	—	7,439
Interest, net	5,318	2,846	—	—	8,164
Other income	(37)	(1,265)	—	—	(1,302)

	5,286	306,209	—	—	311,495

Income (loss) before income taxes	(5,286)	32,196	—	—	26,910
Income taxes (benefit)	(1,850)	11,009	—	—	9,159

	(3,436)	21,187	—	—	17,751
Equity in earnings (loss) of subsidiaries	21,187	—	—	(21,187)	—

Net income (loss)	$17,751	$21,187	$—	$(21,187)	$17,751

Condensed consolidating statement of cash flows for the three months ended August 31, 2005
Net cash provided (used) by operating activities	$(5,669)	$68,559	$—	$—	$62,890

Investing activities
Capital expenditures	—	(4,669)	—	—	(4,669)
Intercompany advances	69,822	(69,822)	—	—	—
Other—net	—	(438)	—	—	(438)

Net cash provided (used) by investing activities	69,822	(74,929)	—	—	(5,107)

Financing activities
Long-term borrowings	350,000	—	—	—	350,000
Debt issuance costs	(9,241)	—	—	—	(9,241)
Debt retirements	(50,000)	—	—	—	(50,000)
Dividend paid to TXI	(341,139)	—	—	—	(341,139)

Net cash used by financing activities	(50,380)	—	—	—	(50,380)

Increase (decrease) in cash and cash equivalents	13,773	(6,370)	—	—	7,403
Cash and cash equivalents at beginning of period	1	9,286	—	—	9,287

Cash and cash equivalents at end of period	$13,774	$2,916	$—	$—	$16,690

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Quarterly Report. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

Overview

We are a leading supplier of structural steel and steel bar products through a single business segment. We produce and sell structural steel, piling products, special bar quality products, merchant bar quality rounds, reinforcing bar and channels from facilities located in Texas and Virginia. Structural steel products include wide flange beams, channels, piling products and other shapes. Steel bar products include specialty bar products and, to a lesser extent, reinforcing bar. We sell to steel service centers and steel fabricators for use in the construction industry, as well as to cold finishers, forgers and original equipment manufacturers for use in the railroad, defense, automotive, manufactured housing and energy industries. Our products are marketed throughout the United States, Canada and Mexico, and to a limited extent in Europe. All of our long-lived assets are located in the United States.

Our sales prices closely track domestic steel industry sales prices and are market based. Domestic demand for structural steel is derived primarily from non-residential construction. Therefore, a significant percentage of our sales are attributable to the level of non-residential construction activity in the United States. The level of activity in non-residential construction is cyclical and is influenced by prevailing economic conditions, including interest rate levels, inflation, consumer spending habits and employment. In addition, we compete in a global steel industry and domestic prices are significantly influenced by global industry prices. The global steel industry is generally characterized by overcapacity, which in the past has resulted in high levels of steel imports into the United States, exerting downward pressure on domestic steel prices. In the recent past, world-wide steel and steel scrap demand has increased, due in part to the economic expansion of China. Increased steel demand and the relatively weak U.S. dollar have helped curb imports into the United States. These domestic and global factors have combined to produce historically high selling prices. Should global demand weaken, or steel production increase materially, foreign steel production that is currently being exported to or consumed by other countries, including China, may instead be exported to the United States. Additional steel imports into the United States, declining non-residential construction or a material increase in domestic steel production could cause our selling prices to fall. A significant decline in sales prices could materially and adversely affect our financial condition and results of operations.

Our business requires large amounts of capital investment, raw materials, energy, labor and maintenance, and our future success depends on continued access to these resources. At full capacity, our annual steel scrap usage would be 3.4 million tons, which would represent approximately 6% of the U.S. scrap market. We make predominately all steel scrap purchases on the open market where prices are subject to market forces beyond our control. A major portion of the shredded steel requirements of our Texas plant is produced by an on-site shredder operation primarily utilizing crushed auto bodies purchased on the open market. The shredding operation gives us a competitive advantage by providing usable scrap at reduced cost compared to similarly prepared scrap available on the open market. The geographical market that supplies the Texas plant provides some protection from sharply higher raw material prices caused in part by the economic expansion in China, which now consumes approximately one fourth of the world’s steel. Our Virginia plant began receiving scrap from our on-site, shredding facility (which is operated by an unrelated party) in the fourth quarter of fiscal year 2005. We believe there will be adequate sources of our principal raw materials to meet our near term needs, although probably at higher prices than has historically been the case due to increased global demand for steel.

Various Aspects of Spin-Off from TXI

We became an independent public company on July 29, 2005, as a result of our spin-off from TXI. See note 1 of the consolidated financial statements.

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

The accompanying financial statements include all costs of our steel business. For periods prior to the spin-off these costs include the allocation of certain corporate expenses from TXI. TXI’s corporate expenses were allocated to us based on either the percentage of time employees incurred performing services for us or specifically identified costs incurred by TXI for us. Management believes the allocations were made on a reasonable basis. However, the consolidated financial statements may not necessarily reflect our financial position, results of operations and cash flows in the future.

TXI, through one of its subsidiaries, previously provided us with common carrier services, transporting finished product to our customers and backhauling materials and supplies for us. These costs have been included in cost of products sold in the consolidated statements of operations and were approximately $0.6 million and $1.7 million in the three-month periods ended August 31, 2005 and 2004, respectively. We believe the rates charged to us for transportation services approximate the rates that would have been charged by third parties. Following the spin-off, we are utilizing assets transferred to us by TXI to operate our own common carrier service.

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

At various times items of intercompany indebtedness were settled between and among us and our subsidiaries and TXI and its subsidiaries. These intercompany accounts were settled through offsets, contributions of such indebtedness to our capital and other non-cash transfers. As of the effective date of the spin-off, TXI had contributed to capital the net intercompany indebtedness owed to it by us and our subsidiaries and various other assets in the amount of $497.6 million.

Results of Operations

Three-month period ended August 31, 2005 compared to the three-month period ended August 31, 2004.

(In thousands except per ton data)

	Three months ended August 31,		Change	% Change
	2005	2004
Net sales
Structural mills	$250,039	$207,119	$42,920	20.7%
Bar mill	60,763	62,621	(1,858)	(3.0%)
Other products	8,614	7,013	1,601	22.8%
Delivery fees	18,989	14,028	4,961	35.4%

Total	$338,405	$290,781	$47,624	16.4%

Units shipped (tons)
Structural	493	387	106	27.4%
Bar	110	106	4	3.8%

Total	603	493	110	22.3%

Average sales price per ton
Structural	$507	$535	$(28)	(5.2%)
Bar	553	591	(38)	(6.4%)
Total	515	547	(32)	(5.9%)

Net sales	$338,405	$290,781	$47,624	16.4%
Costs and expenses (income)
Cost of products sold	297,194	228,315	68,879	30.2%
Selling, general and administrative	7,439	7,769	(330)	(4.2%)
Interest	8,164	11,931	(3,767)	(31.6%)
Other income, net	(1,302)	(504)	(798)	158.3%

	311,495	247,511	63,984	25.9%

Income before income taxes	26,910	43,270	(16,360)	(37.8%)
Income taxes	9,159	15,148	(5,989)	(39.5%)

Net income	$17,751	$28,122	$(10,371)	(36.9%)

Net sales.    Net sales increased $47.6 million to $338.4 million from the prior year period. Shipments increased 22% to a record level of 603,000 tons, as shipping volumes for structural products increased in the latter portion of the three-month period due to increased demand as non-residential construction activity began showing signs of improvement. Shipping volumes of bar products were comparable to the prior year period. We continue to make improvements with the PZC sheet piling produced at our Virginia plant with shipments of over 30,000 tons in the current year period. Average selling prices decreased 6% from the prior year period due to the volatility of raw material prices and fluctuations in demand described under “Overview” above. We announced a $60 per ton price increase effective September 1, 2005 to meet market conditions. The increase in shipping volumes accounted for approximately $60.2 million of increased net sales, while decreased pricing for rolled product accounted for approximately $19.1 million of decreased net sales.

Cost of products sold.    Cost of products sold including depreciation and amortization was $297.2 million, an increase of $68.9 million from the prior year period. The increase was due primarily to the higher shipping levels and increases in energy expense of 22% and scrap expense of 5%, from the prior year period. In the near-term, we anticipate higher scrap costs due to increasing demand and higher energy costs due to seasonal demand for natural gas and the recent interruption in Gulf Coast production of oil and gas.

Selling, general and administrative.    Selling, general and administrative expense decreased $0.3 million from the prior year period. A decrease in bad debt expense of $0.4 million and in incentive expense of $0.8 million from the prior year offset generally higher expenses in the current year period incurred in connection with being a public company.

Interest.    Interest expense of $8.2 million decreased $3.8 million from the prior year period and was reflective of our capitalization structure described in note 5 of the consolidated financial statements. Interest was charged on the balance due TXI that primarily resulted from cash advances received for the construction of our Virginia plant until our current capital structure was put in place on July 6, 2005.

Other income, net.    Other income, net increased by $0.8 million to $1.3 million due to non-recurring charges in the prior year period.

Income taxes.    Our provision for income taxes of $9.2 million decreased $6.0 million from the prior year period primarily due to a decline in pretax results. On October 22, 2004, a new tax law, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”), became effective. Among other provisions, the Jobs Creation Act allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. We anticipate realizing benefit from this deduction in the current fiscal year which resulted in an estimated annualized effective tax rate of 34.0% for the current period compared to 35.0% for the prior year period.

Net income.    Net income declined $10.4 million to $17.8 million from the prior year period due to the factors discussed above.

Financial Condition, Liquidity and Capital Resources

Net working capital at August 31, 2005 decreased $72.5 million to $252.3 million from May 31, 2005, reflecting a $79.4 million decrease in current assets and a $6.9 million decrease in current liabilities. The decrease in current assets was primarily due to a decrease in inventories of $60.3 million as a result of higher shipping volumes. Accounts receivable-net increased $15.9 million due to 46% higher shipments in the month of August 2005 compared to May 2005. All net intercompany balances were contributed to our capital during the current year period. Trade accounts payable decreased $20.8 million reflecting lower levels of raw material purchases in the month of August 2005 compared to May 2005, while accrued wages, taxes and other items increased $13.9 million primarily due to increases in interest payable of $5.0 million and current income taxes payable of $4.8 million.

During the current period, we entered into the Credit Facility which provides up to $150.0 million of available borrowings and we issued $300.0 million aggregate principal amount of our Senior Notes. We used $50.0 million of borrowings from our Credit Facility and the net proceeds from our Senior Notes to pay a cash dividend of $341.1 million to TXI on July 6, 2005 in connection with the spin-off. As of August 31, 2005, we had repaid the $50.0 million borrowed under our Credit Facility.

In addition to cash and cash equivalents at August 31, 2005 of $16.7 million, our primary sources of liquidity are cash provided from operations and borrowings available under the Credit Facility. We fund working capital requirements and capital expenditures primarily with cash from operations. In addition, we lease certain mobile and other equipment used in our operations under operating leases that in the normal course of business are renewed or replaced by subsequent leases.

We believe the net cash provided by our operating activities, supplemented as necessary with borrowings under the Credit Facility, and existing cash will provide sufficient resources to meet our working capital requirements, debt service and other cash needs over the next year.

Cash flows

Net cash provided by operating activities increased $63.6 million in the three-month period ended August 31, 2005 to $62.9 million, compared to the prior year period. An increase in cash provided by changes in inventories of $88.0 million due to higher shipping volumes was partially offset by the resulting decrease in cash provided by changes in accounts receivable of $16.2 million. Net income and the related effect of deferred income taxes decreased cash flows $15.7 million compared to the prior year period. Cash provided by the change in trade accounts payable of $25.7 million reflected lower levels of raw materials purchases in the month of August 2005 compared to May 2005. Cash provided by the change in accrued wages, taxes and other items increased $13.4 million primarily due to increases in interest payable of $5.0 million and current income taxes payable of $4.8 million.

Net cash used by investing activities was $5.1 million in the current period compared to $4.1 million in the prior period. Capital expenditures were $4.7 million in the current period and $3.6 million in the prior period. Capital expenditures for normal replacement and improvement of our existing equipment are currently estimated to be approximately $30 million over the next 12 months.

Net cash used by financing activities in the current year period was $50.4 million which consisted of long-term borrowings of $350.0 million, debt retirements of $50.0 million and debt issuance costs of $9.2 million under our loan agreements described below. In conjunction with our spin-off, we paid a cash dividend to TXI of $341.1 million in the current year period.

Prior to our spin-off from TXI, net cash provided by operating activities included the effects of TXI’s centralized cash management program for all of its subsidiaries, through which we received advances from and made transfers to TXI depending on our cash requirements. Prior to our spin-off from TXI, these transactions were treated as amounts payable to and receivable from TXI.

Impact of the distribution and separation from TXI

On June 16, 2005, we entered into the Credit Facility which provides up to $150.0 million of available borrowings. The Credit Facility includes a $25.0 million sub-limit for letters of credit. Any outstanding letters of credit are deducted from the borrowing availability under the Credit Facility. Amounts drawn under the Credit Facility bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.50% and the prime rate) plus a margin of up to 1.00%. The interest rate margins are subject to adjustments based on our leverage ratio. The commitment fee calculated on the unused portion of the Credit Facility ranges from 0.25% to 0.50% per year based on our leverage ratio. The Credit Facility matures June 16, 2010 and may be terminated at any time. The Credit Facility is secured by security interests in all of or most of our existing and future accounts and inventory, certain related personal property and in all of the equity interest in present and future domestic subsidiaries and 66% of the equity interest in present and future foreign subsidiaries. The Credit Facility contains covenants restricting, among other things, prepayment or redemption of our other debt, distributions, dividends, and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. On July 6, 2005, we borrowed $50.0 million under the Credit Facility none of which was outstanding at August 31, 2005. The amount borrowed under the Credit Facility will fluctuate based upon our cash flow and working capital needs.

In addition, on July 6, 2005, we issued $300.0 million aggregate principal amount of our Senior Notes due July 15, 2013. Interest is due semi-annually on January 15th and July 15th. The Senior Notes are unsecured and will effectively be subordinated in right of payment to all of our existing and future senior secured debt, including borrowings under our Credit Facility. All of our consolidated domestic subsidiaries have guaranteed our Senior Notes. The guarantees are full and unconditional and are joint and several. For periods prior to the quarter ended August 31, 2005, we had no significant assets or operations independent of our investment in our subsidiaries. The indenture governing the Senior Notes contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem stock, make investments, sell assets, incur liens, enter into agreements restricting the ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our or their assets. As of August 31, 2005, we were in compliance with all loan covenants.

In connection with the issuance of the Senior Notes, we entered into a registration rights agreement with the initial purchasers of the Senior Notes. The registration rights agreement provides the holders of the Senior Notes certain rights relating to the registration of the Senior Notes under the Securities Act of 1933, as amended. Pursuant to the registration rights agreement, we agreed to conduct a registered exchange offer for the Senior Notes or cause to become effective a shelf registration statement providing for the resale of the Senior Notes. We have filed the required registration statement and are required to use commercially reasonable efforts to cause the registration statement to become effective on or prior to February 1, 2006. If we fail to comply with certain obligations under the registration rights agreement, we will be required to pay liquidated damages in the form of additional cash interest to the holders of the Senior Notes.

On July 6, 2005, we used the net proceeds from our Credit Facility and Senior Notes to pay a cash dividend of $341.1 million to TXI in connection with the spin-off.

Any intercompany accounts to TXI that remained immediately prior to the spin-off distribution on July 29, 2005 were contributed to our capital. As a result of the these transactions, we expect our interest expense will decrease to an estimated annualized expense of approximately $31 million at the current level of borrowings, compared to historical interest expense of approximately $47 million for the year ended May 31, 2005.

Other Items

Critical accounting policies.    The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. The critical accounting policies that affect management’s more complex judgments and estimates are described in note 2 to the consolidated financial statements and in our Annual Report on Form 10-K for the year ended May 31, 2005.

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

Inflation.    We believe inflation has not had a material effect on our results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

We have not entered into derivatives or other financial instruments for trading or speculative purposes.

On June 16, 2005, we entered into the Credit Facility which provides up to $150 million of available borrowings. Amounts drawn under the Credit Facility bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.50% and the prime rate) plus a margin of up to 1.00%. The interest rate margins are subject to adjustments based on our leverage ratio. Accordingly, fluctuations in interest rates will impact the interest we pay on borrowings under this Credit Facility. On July 6, 2005, we also issued $300 million of our Senior Notes. Although fluctuations in interest rates will not impact the interest we pay on this debt, it would impact the fair value of this debt.

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

Steel mini-mills consume large amounts of electricity and natural gas. The electric industry has been deregulated in Texas since January 2002. The Texas plant purchases electricity through a local retail electric provider using various long and short term supply arrangements. The Commonwealth of Virginia is in transition to a deregulated market for electricity. Electricity for the Virginia plant is purchased through the local utility under an interruptible supply contract with periodic adjustments for fuel costs. Natural gas is purchased from local gas marketers and delivered to our plants through local transportation agreements. Historically, we have not used financial instruments to mitigate price fluctuations on such purchases; however we may use such financial instruments when appropriate.

Historically, substantially all of our foreign sales and purchases were denominated in U.S. dollars. As a result, we have not engaged in formal hedging activities, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses is minimized.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Principal Executive Officer and Principal Financial Officer concluded that the our disclosure controls and procedures are effective. There were no significant changes in our internal controls and procedures in our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included in note 9 to the consolidated financial statements, “Legal Proceedings and Contingent Liabilities” presented in Part I on pages 17-18 and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 21, 2005, our board of directors approved a stock dividend of 75,867 shares of our common stock, payable on July 25, 2005 to TXI, our sole stockholder of record as of that date. The purpose of the stock dividend was to provide sufficient shares of our common stock to be issued to holders of TXI common stock in connection with our spin-off from TXI. All of the shares issued to TXI following our incorporation were issued in reliance on the exemption provided by Section 4(2) of the Securities Act based upon the fact that TXI was our sole stockholder and the issuances did not involve a public offering of securities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 22, 2005 TXI, as our sole stockholder executed a written consent pursuant to which TXI approved the adoption of the our Amended and Restated 2005 Equity Compensation Plan (see note 7 to the consolidated financial statements), Stockholders Rights Plan (see note 6 to the consolidated financial statements) and elected Eugenio Clariond, Ronald J. Gafford, Joseph M. Grant, James M. Hoak, Tommy A. Valenta, Ian Wachtmeister and Elizabeth C. Williams as directors of the Company.

ITEM 6.	EXHIBITS

Exhibit Number		Exhibit Description
3.1	—	Amended and Restated Certificate of Incorporation of Chaparral Steel Company (incorporated herein by reference to Exhibit 3.1 to Chaparral Steel Company’s Amendment No. 1 to Form 10, dated June 10, 2005, file number 000-51307)

3.2	—	Bylaws of Chaparral Steel Company (incorporated herein by reference to Exhibit 3.2 to Chaparral Steel Company’s Form 10, dated May 6, 2005, file number 000-51307)

3.3	—	Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of the State of Delaware on July 21, 2005 (incorporated herein by reference to Exhibit 3.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 21, 2005, file number 000-51307)

4.1	—	Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3

4.2	—	Registration Rights Agreement, dated July 6, 2005, among Chaparral Steel Company, certain of its domestic subsidiaries as guarantors, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC and Comerica Securities, Inc. (incorporated herein by reference to Exhibit 4.3 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

4.3	—	Form of Notation of Guarantee (incorporated herein by reference to Exhibit 4.2 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

4.4	—	Form of Chaparral Steel Company’s 10% Senior Note due 2013 (incorporated herein by reference to Exhibit 4.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

4.5	—	Indenture, dated July 6, 2005, among Chaparral Steel Company, certain of its domestic subsidiaries and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.4 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

4.6	—	Rights Agreement, effective as of July 29, 2005, between Chaparral Steel Company and Mellon Investor Services LLC, as rights agent (incorporated herein by reference to Exhibit 4.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 21, 2005, file number 000-51307)

10.1	—	Purchase Agreement, dated June 29, 2005, among Chaparral Steel Company, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC and Comerica Securities, Inc. (incorporated herein by reference to Exhibit 10.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.2	—	Credit Agreement, dated June 16, 2005, among Chaparral Steel Company, Bank of America, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, UBS Securities LLC, as syndication agent, General Electric Capital Corporation, Wells Fargo Bank, National Association, and SunTrust Bank, as co-documentation agents and as lenders, and UBS Loan Finance LLC and Comerica Bank, as lenders (incorporated herein by reference to Exhibit 10.2 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.3	—	Security Agreement, dated July 6, 2005, made by Chaparral Steel Company, certain of its domestic subsidiaries, and Bank of America, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.3 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.4	—	Separation and Distribution Agreement, dated July 6, 2005, between Texas Industries, Inc. and Chaparral Steel Company (incorporated herein by reference to Exhibit 10.4 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

Exhibit Number		Exhibit Description
10.5	—	Amendment No. 1 to Separation and Distribution Agreement between Chaparral Steel Company and Texas Industries, Inc., dated July 27, 2005 (incorporated herein by reference to Exhibit 10.5 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.6	—	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between Texas Industries, Inc. and Chaparral Steel Company (incorporated herein by reference to Exhibit 10.5 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.7	—	Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to Chaparral Steel Company’s Amendment No. 5 to Form 10, dated July 21, 2005, file number 000-51307)

10.8	—	Chaparral Steel Company Financial Security Plan (including form of agreement) (incorporated herein by reference to Exhibit 10.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 22, 2005, file number 000-51307)

10.9	—	Employment Agreement, dated August 2, 2005, between Chaparral Steel Company and Tommy A. Valenta (incorporated herein by reference to Exhibit 10.9 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.10	—	Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.11	—	Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.12	—	Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.13	—	Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.13 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.14	—	Form of Nonqualified Stock Option Agreement for employees under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.14 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

Exhibit Number		Exhibit Description
10.15	—	Form of Deferred Compensation Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.16	—	Form of Restricted Stock Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.16 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.17	—	Form of Texas Industries, Inc. Common Stock Award Plan and Award Letters for Tommy A. Valenta and William H. Dickert assumed by Chaparral Steel Company (incorporated herein by reference to Exhibit 10.17 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.18	—	Three Year Cash Incentive Plan of Chaparral Steel Company for the three fiscal years ending May 31, 2006 (incorporated herein by reference to Exhibit 10.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated October 13, 2005, file number 000-51307)

10.19	—	Three Year Cash Incentive Plan of Chaparral Steel Company for the three fiscal years ending May 31, 2007 (incorporated herein by reference to Exhibit 10.2 to Chaparral Steel Company’s Current Report on Form 8-K, dated October 13, 2005, file number 000-51307)

10.20	—	Three Year Cash Incentive Plan of Chaparral Steel Company for the three fiscal years ending May 31, 2008 (incorporated herein by reference to Exhibit 10.3 to Chaparral Steel Company’s Current Report on Form 8-K, dated October 13, 2005, file number 000-51307)

10.21	—	Three Year Incentive Plan Participant Designation Agreement (incorporated herein by reference to Exhibit 10.4 to Chaparral Steel Company’s Current Report on Form 8-K, dated October 13, 2005, file number 000-51307)

15.1	—	Letter Re: Unaudited Interim Financial Information*

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	—	Section 1350 Certification of Principal Executive Officer*

32.2	—	Section 1350 Certification of Principal Financial Officer*

*	Filed herewith

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL STEEL COMPANY

October 14, 2005	/s/ J. CELTYN HUGHES
J. Celtyn Hughes Vice President and Chief Financial Officer (Principal Financial Officer)

October 14, 2005	/s/ M. KEVIN LINCH
M. Kevin Linch Vice President-Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Exhibit Description
3.1	—	Amended and Restated Certificate of Incorporation of Chaparral Steel Company (incorporated herein by reference to Exhibit 3.1 to Chaparral Steel Company’s Amendment No. 1 to Form 10, dated June 10, 2005, file number 000-51307)

3.2	—	Bylaws of Chaparral Steel Company (incorporated herein by reference to Exhibit 3.2 to Chaparral Steel Company’s Form 10, dated May 6, 2005, file number 000-51307)

3.3	—	Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of the State of Delaware on July 21, 2005 (incorporated herein by reference to Exhibit 3.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 21, 2005, file number 000-51307)

4.1	—	Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3

4.2	—	Registration Rights Agreement, dated July 6, 2005, among Chaparral Steel Company, certain of its domestic subsidiaries as guarantors, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC and Comerica Securities, Inc. (incorporated herein by reference to Exhibit 4.3 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

4.3	—	Form of Notation of Guarantee (incorporated herein by reference to Exhibit 4.2 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

4.4	—	Form of Chaparral Steel Company’s 10% Senior Note due 2013 (incorporated herein by reference to Exhibit 4.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

4.5	—	Indenture, dated July 6, 2005, among Chaparral Steel Company, certain of its domestic subsidiaries and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.4 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

4.6	—	Rights Agreement, effective as of July 29, 2005, between Chaparral Steel Company and Mellon Investor Services LLC, as rights agent (incorporated herein by reference to Exhibit 4.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 21, 2005, file number 000-51307)

10.1	—	Purchase Agreement, dated June 29, 2005, among Chaparral Steel Company, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC and Comerica Securities, Inc. (incorporated herein by reference to Exhibit 10.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.2	—	Credit Agreement, dated June 16, 2005, among Chaparral Steel Company, Bank of America, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, UBS Securities LLC, as syndication agent, General Electric Capital Corporation, Wells Fargo Bank, National Association, and SunTrust Bank, as co-documentation agents and as lenders, and UBS Loan Finance LLC and Comerica Bank, as lenders (incorporated herein by reference to Exhibit 10.2 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.3	—	Security Agreement, dated July 6, 2005, made by Chaparral Steel Company, certain of its domestic subsidiaries, and Bank of America, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.3 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

Exhibit Number		Exhibit Description
10.4	—	Separation and Distribution Agreement, dated July 6, 2005, between Texas Industries, Inc. and Chaparral Steel Company (incorporated herein by reference to Exhibit 10.4 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.5	—	Amendment No. 1 to Separation and Distribution Agreement between Chaparral Steel Company and Texas Industries, Inc., dated July 27, 2005 (incorporated herein by reference to Exhibit 10.5 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.6	—	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between Texas Industries, Inc. and Chaparral Steel Company (incorporated herein by reference to Exhibit 10.5 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.7	—	Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to Chaparral Steel Company’s Amendment No. 5 to Form 10, dated July 21, 2005, file number 000-51307)

10.8	—	Chaparral Steel Company Financial Security Plan (including form of agreement) (incorporated herein by reference to Exhibit 10.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 22, 2005, file number 000-51307)

10.9	—	Employment Agreement, dated August 2, 2005, between Chaparral Steel Company and Tommy A. Valenta (incorporated herein by reference to Exhibit 10.9 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.10	—	Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.11	—	Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.12	—	Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.13	—	Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.13 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.14	—	Form of Nonqualified Stock Option Agreement for employees under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.14 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

Exhibit Number		Exhibit Description
10.15	—	Form of Deferred Compensation Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.16	—	Form of Restricted Stock Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.16 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.17	—	Form of Texas Industries, Inc. Common Stock Award Plan and Award Letters for Tommy A. Valenta and William H. Dickert assumed by Chaparral Steel Company (incorporated herein by reference to Exhibit 10.17 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.18	—	Three Year Cash Incentive Plan of Chaparral Steel Company for the three fiscal years ending May 31, 2006 (incorporated herein by reference to Exhibit 10.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated October 13, 2005, file number 000-51307)

10.19	—	Three Year Cash Incentive Plan of Chaparral Steel Company for the three fiscal years ending May 31, 2007 (incorporated herein by reference to Exhibit 10.2 to Chaparral Steel Company’s Current Report on Form 8-K, dated October 13, 2005, file number 000-51307)

10.20	—	Three Year Cash Incentive Plan of Chaparral Steel Company for the three fiscal years ending May 31, 2008 (incorporated herein by reference to Exhibit 10.3 to Chaparral Steel Company’s Current Report on Form 8-K, dated October 13, 2005, file number 000-51307)

10.21	—	Three Year Incentive Plan Participant Designation Agreement (incorporated herein by reference to Exhibit 10.4 to Chaparral Steel Company’s Current Report on Form 8-K, dated October 13, 2005, file number 000-51307)

15.1	—	Letter Re: Unaudited Interim Financial Information*

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	—	Section 1350 Certification of Principal Executive Officer*

32.2	—	Section 1350 Certification of Principal Financial Officer*

*	Filed herewith