Form 10-K/A
period 2005-05-31
Chaparral Steel CO
filed 2005-10-25
CIK 1319048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Form 10-K/A is being filed to amend and restate in its entirety Item 15 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 30, 2005 by adding the Chaparral Steel Company Annual Incentive Plans for the Fiscal Year 2006 to the exhibit list as Exhibit 10.18. The Chaparral Steel Company Annual Incentive Plans for the Fiscal Year 2006 were inadvertently left off of the exhibit list included in the Annual Report as originally filed.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the information or the information required therein is included elsewhere in the financial statements or notes thereto.

(3)	Listing of Exhibits

Articles of Incorporation and Bylaws.

	3.1	Amended and Restated Certificate of Incorporation of Chaparral Steel Company.

	3.2	Bylaws of Chaparral Steel Company.

	3.3	Certificate of Designations of Series A Participating Preferred Stock, filed with the Secretary of State of Delaware on July 21, 2005.

Instruments defining the rights of security holders, including indentures.

	4.1	Form of Chaparral Steel Company’s 10% Senior Notes Due 2013.

	4.2	Form of Notation of Guarantee.

	4.3	Registration Rights Agreement, dated July 6, 2005, between Chaparral Steel Company, its domestic subsidiaries, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC, and Comerica Securities, Inc.

	4.4	Indenture between Chaparral Steel Company and Wells Fargo Bank, National Association, as trustee, dated July 6, 2005.

	4.5	Rights Agreement between Chaparral Steel Company and Mellon Investor Services LLC, as rights agent, dated as of July 29, 2005.

Material Contracts

10.1	Purchase Agreement, between Chaparral Steel Company, Banc of America Securities LLC, USB Securities LLC, Suntrust Capital Markets, Inc., Wells Fargo Securities, LLC and Comerica Securities, Inc., dated June 29, 2005.

10.2	Credit Agreement, dated as of June 16, 2005, among Chaparral Steel Company, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, USB Securities LLC, as syndication agent, General Electric Capital Corporation, Wells Fargo Bank, National Association and Suntrust Bank, as co-documentation agents and the other lenders party thereto.

10.3	Security Agreement among Chaparral Steel Company, its domestic subsidiaries, and Bank of America, N.A., as administrative agent, dated July 6, 2005.

10.4	Separation and Distribution Agreement between Chaparral Steel Company and Texas Industries, Inc.

10.5	Amendment No. 1 to Separation and Distribution Agreement between Chaparral Steel Company and Texas Industries, Inc., dated July 27, 2005.

10.6	Tax Sharing and Indemnification Agreement between Chaparral Steel Company and Texas Industries, Inc., dated July 6, 2005.

10.7	Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (the “Omnibus Plan).*

10.8	Chaparral Steel Company Financial Security Plan (including form of agreement).*

10.9	Employment Agreement between Tommy A. Valenta and Chaparral Steel Company.*

10.10	Form of Incentive and Nonqualified Stock Option Agreement under the Omnibus Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. (“TXI”) options originally granted to TXI employees under TXI 1993 Stock Option Plan.*

10.11	Form of Incentive and Nonqualified Stock Option Agreement under the Omnibus Plan issued by Chaparral Steel Company in replacement of TXI options originally granted to TXI employees under TXI 2004 Omnibus Equity Compensation Plan.*

10.12	Form of Nonqualified Stock Option Agreement under the Omnibus Plan issued by Chaparral Steel Company in replacement of TXI options originally granted to TXI non-employee directors under the TXI 1993 Stock Option Plan.*

10.13	Form of Nonqualified Stock Option Agreement under the Omnibus Plan issued by Chaparral Steel Company in replacement of TXI options originally granted to TXI non-employee directors under the TXI 2004 Omnibus Equity Compensation Plan*

10.14	Form of Nonqualified Stock Option Agreement for employees under the Omnibus Plan.*

10.15	Form of Deferred Compensation Agreement for non-employee directors under the Omnibus Plan.*

10.16	Form of Restricted Stock Agreement for non-employee directors under the Omnibus Plan.*

10.17	Form of TXI Common Stock Award Plan and Award Letters for Tommy A. Valenta and William H. Dickert assumed by Chaparral Steel Company.*

10.18	Chaparral Steel Company Annual Incentive Plans Fiscal Year 2006*

Subsidiaries of Chaparral Steel Company

21.1	Subsidiaries of Chaparral Steel Company.
Consents of Experts and Counsel

23.1	Consent of Ernst & Young LLP.
Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Principal Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Principal Financial Officer).
Section 1350 Certifications.

32.1	Section 1350 Certifications (Principal Executive Officer).

32.2	Section 1350 Certifications (Principal Financial Officer).

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 25, 2005	CHAPARRAL STEEL COMPANY
(Registrant)

/s/ Tommy A. Valenta
Tommy A. Valenta
Director, Chief Executive Officer and President
(Principal Executive Officer)

INDEX TO EXHIBITS

CHAPARRAL STEEL COMPANY

EXHIBIT INDEX

	Incorporated by Reference (if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit
(3) Articles of Incorporation and Bylaws

3.1 Amended and Restated Certificate of Incorporation of Chaparral Steel Company	10-12G/A No. 1	June 10, 2005	000-51307	3.1

3.2 Bylaws of Chaparral Steel Company	10-12G	May 6, 2005	000-51307	3.2

3.3 Certificate of Designations of Series A Participating Preferred Stock, filed with the Secretary of State of Delaware on July 21, 2005	8-K	July 22, 2005	000-51307	3.1

(4) Instruments defining the rights of security holders, including indentures

4.1 Form of Chaparral Steel Company’s 10% Senior Notes Due 2013	8-K	July 12, 2005	000-51307	4.1

4.2 Form of Notation of Guarantee	8-K	July 12, 2005	000-51307	4.2

4.3 Registration Rights Agreement, dated July 6, 2005, between Chaparral Steel Company, its domestic subsidiaries, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC, and Comerica Securities, Inc.	8-K	July 12, 2005	000-51307	4.3

4.4 Indenture between Chaparral Steel Company and Wells Fargo Bank, National Association, as trustee, dated July 6, 2005	8-K	July 12, 2005	000-51307	4.4

4.5 Rights Agreement between Chaparral Steel Company and Mellon Investor Services LLC, as rights agent, dated as of July 29, 2005	8-K	July 21, 2005	000-51307	4.1

CHAPARRAL STEEL COMPANY

EXHIBIT INDEX

	Incorporated by Reference (if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit
(10) Material Contracts

10.1 Purchase Agreement, between Chaparral Steel Company, Banc of America Securities LLC, USB Securities LLC, Suntrust Capital Markets, Inc., Wells Fargo Securities, LLC and Comerica Securities, Inc., dated June 29, 2005	8-K	July 12, 2005	000-51307	10.1

10.2 Credit Agreement, dated as of June 16, 2005, among Chaparral Steel Company, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, USB Securities LLC, as syndication agent, General Electric Capital Corporation, Wells Fargo Bank, National Association and Suntrust Bank, as co-documentation agents and the other lenders party thereto	8-K	July 12, 2005	000-51307	10.2

10.3 Security Agreement among Chaparral Steel Company, its domestic subsidiaries, and Bank of America, N.A., as administrative agent, dated July 6, 2005	8-K	July 12, 2005	000-51307	10.3

10.4 Separation and Distribution Agreement between Chaparral Steel Company and Texas Industries, Inc.	8-K	July 12, 2005	000-51307	10.4

10.5 Amendment No. 1 to Separation and Distribution Agreement between Chaparral Steel Company and Texas Industries, Inc., dated July 27, 2005+	N/A	N/A	N/A	N/A

10.6 Tax Sharing and Indemnification Agreement between Chaparral Steel Company and Texas Industries, Inc., dated July 6, 2005	8-K	July 12, 2005	000-51307	10.5

CHAPARRAL STEEL COMPANY

EXHIBIT INDEX

Incorporated by Reference (if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit
10.7 Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (the “Omnibus Plan)*	10-12G/A No. 5	July 21, 2005	000-51307	10.3

10.8 Chaparral Steel Company Financial Security Plan (including form of agreement)*	8-K	July 21, 2005	000-51307	10.1

10.9 Employment Agreement between Tommy A. Valenta and Chaparral Steel Company*+	N/A	N/A	N/A	N/A

10.10 Form of Incentive and Nonqualified Stock Option Agreement under the Omnibus Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. (“TXI”) options originally granted to TXI employees under TXI 1993 Stock Option Plan*+	N/A	N/A	N/A	N/A

10.11 Form of Incentive and Nonqualified Stock Option Agreement under the Omnibus Plan issued by Chaparral Steel Company in replacement of TXI options originally granted to TXI employees under TXI 2004 Omnibus Equity Compensation Plan*+	N/A	N/A	N/A	N/A

10.12 Form of Nonqualified Stock Option Agreement under the Omnibus Plan issued by Chaparral Steel Company in replacement of TXI options originally granted to TXI non-employee directors under the TXI 1993 Stock Option Plan*+	N/A	N/A	N/A	N/A

10.13 Form of Nonqualified Stock Option Agreement under the Omnibus Plan issued by Chaparral Steel Company in replacement of TXI options originally granted to TXI non-employee directors under the TXI 2004 Omnibus Equity Compensation Plan*+	N/A	N/A	N/A	N/A

10.14 Form of Nonqualified Stock Option Agreement for employees under the Omnibus Plan*+	N/A	N/A	N/A	N/A

CHAPARRAL STEEL COMPANY

EXHIBIT INDEX

Incorporated by Reference (if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit
10.15 Form of Deferred Compensation Agreement for non-employee directors under the Omnibus Plan*+	N/A	N/A	N/A	N/A

10.16 Form of Restricted Stock Agreement for non-employee directors under the Omnibus Plan*+	N/A	N/A	N/A	N/A

10.17 Form of TXI Common Stock Award Plan and Award Letters for Tommy A. Valenta and William H. Dickert assumed by Chaparral Steel Company*+	N/A	N/A	N/A	N/A

10.18 Chaparral Steel Company Annual Incentive Plans Fiscal Year 2006*#	N/A	N/A	N/A	N/A

(21) Subsidiaries of Chaparral Steel Company

21.1 Subsidiaries of Chaparral Steel Company+	N/A	N/A	N/A	N/A

(23) Consents of Experts and Counsel

23.1 Consent of Ernst & Young LLP+	N/A	N/A	N/A	N/A

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1 Certification pursuant to Rule 13a-14(a)/15d-14(a) (Principal Executive Officer)#	N/A	N/A	N/A	N/A

31.2 Certification pursuant to Rule 13a-14(a)/15d-14(a) (Principal Financial Officer)#	N/A	N/A	N/A	N/A

CHAPARRAL STEEL COMPANY

EXHIBIT INDEX

Incorporated by Reference (if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit
(32) Section 1350 Certifications

32.1 Section 1350 Certifications (Principal Executive Officer)#	N/A	N/A	N/A	N/A

32.2 Section 1350 Certifications (Principal Financial Officer)#	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan
+	Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, as filed August 26, 2005
#	Filed herewith