Form 10-Q/A
period 2005-08-31
Chaparral Steel CO
filed 2005-10-25
CIK 1319048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number #000-51307

CHAPARRAL STEEL COMPANY

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-2373478
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Ward Road, Midlothian, Texas	76065
(Address of Principal Executive Offices)	(Zip Code)

(972) 775-8241

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 22,803,867 shares of common stock, $0.01 par value per share, outstanding on October 10, 2005.

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend and restate in its entirety Item 6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005 by adding the Chaparral Steel Company Annual Incentive Plans for the Fiscal Year 2006 to the exhibit list as Exhibit 10.22. The Chaparral Steel Company Annual Incentive Plans for the Fiscal Year 2006 were inadvertently left off the exhibit list included in the Quarterly Report as originally filed.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit Description
3.1	-	Amended and Restated Certificate of Incorporation of Chaparral Steel Company (incorporated herein by reference to Exhibit 3.1 to Chaparral Steel Company’s Amendment No. 1 to Form 10, dated June 10, 2005, file number 000-51307)

3.2	-	Bylaws of Chaparral Steel Company (incorporated herein by reference to Exhibit 3.2 to Chaparral Steel Company’s Form 10, dated May 6, 2005, file number 000-51307)

3.3	-	Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of the State of Delaware on July 21, 2005 (incorporated herein by reference to Exhibit 3.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 21, 2005, file number 000-51307)

4.1	-	Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3

4.2	-	Registration Rights Agreement, dated July 6, 2005, among Chaparral Steel Company, certain of its domestic subsidiaries as guarantors, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC and Comerica Securities, Inc. (incorporated herein by reference to Exhibit 4.3 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

4.3	-	Form of Notation of Guarantee (incorporated herein by reference to Exhibit 4.2 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

4.4	-	Form of Chaparral Steel Company’s 10% Senior Note due 2013 (incorporated herein by reference to Exhibit 4.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

4.5	-	Indenture, dated July 6, 2005, among Chaparral Steel Company, certain of its domestic subsidiaries and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.4 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

4.6	-	Rights Agreement, effective as of July 29, 2005, between Chaparral Steel Company and Mellon Investor Services LLC, as rights agent (incorporated herein by reference to Exhibit 4.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 21, 2005, file number 000-51307)

10.1	-	Purchase Agreement, dated June 29, 2005, among Chaparral Steel Company, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC and Comerica Securities, Inc. (incorporated herein by reference to Exhibit 10.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.2	-	Credit Agreement, dated June 16, 2005, among Chaparral Steel Company, Bank of America, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, UBS Securities LLC, as syndication agent, General Electric Capital Corporation, Wells Fargo Bank, National Association, and SunTrust Bank, as co-documentation agents and as lenders, and UBS Loan Finance LLC and Comerica Bank, as lenders (incorporated herein by reference to Exhibit 10.2 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

2

10.3	-	Security Agreement, dated July 6, 2005, made by Chaparral Steel Company, certain of its domestic subsidiaries, and Bank of America, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.3 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.4	-	Separation and Distribution Agreement, dated July 6, 2005, between Texas Industries, Inc. and Chaparral Steel Company (incorporated herein by reference to Exhibit 10.4 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.5	-	Amendment No. 1 to Separation and Distribution Agreement between Chaparral Steel Company and Texas Industries, Inc., dated July 27, 2005 (incorporated herein by reference to Exhibit 10.5 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.6	-	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between Texas Industries, Inc. and Chaparral Steel Company (incorporated herein by reference to Exhibit 10.5 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.7	-	Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to Chaparral Steel Company’s Amendment No. 5 to Form 10, dated July 21, 2005, file number 000-51307)

10.8	-	Chaparral Steel Company Financial Security Plan (including form of agreement) (incorporated herein by reference to Exhibit 10.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 22, 2005, file number 000-51307)

10.9	-	Employment Agreement, dated August 2, 2005, between Chaparral Steel Company and Tommy A. Valenta (incorporated herein by reference to Exhibit 10.9 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.10	-	Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.11	-	Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.12	-	Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

3

10.13	-	Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.13 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.14	-	Form of Nonqualified Stock Option Agreement for employees under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.14 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.15	-	Form of Deferred Compensation Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.16	-	Form of Restricted Stock Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.16 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.17	-	Form of Texas Industries, Inc. Common Stock Award Plan and Award Letters for Tommy A. Valenta and William H. Dickert assumed by Chaparral Steel Company (incorporated herein by reference to Exhibit 10.17 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.18	-	Three Year Cash Incentive Plan of Chaparral Steel Company for the three fiscal years ending May 31, 2006 (incorporated herein by reference to Exhibit 10.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated October 13, 2005, file number 000-51307)

10.19	-	Three Year Cash Incentive Plan of Chaparral Steel Company for the three fiscal years ending May 31, 2007 (incorporated herein by reference to Exhibit 10.2 to Chaparral Steel Company’s Current Report on Form 8-K, dated October 13, 2005, file number 000-51307)

10.20	-	Three Year Cash Incentive Plan of Chaparral Steel Company for the three fiscal years ending May 31, 2008 (incorporated herein by reference to Exhibit 10.3 to Chaparral Steel Company’s Current Report on Form 8-K, dated October 13, 2005, file number 000-51307)

10.21		Three Year Incentive Plan Participant Designation Agreement (incorporated herein by reference to Exhibit 10.4 to Chaparral Steel Company’s Current Report on Form 8-K, dated October 13, 2005, file number 000-51307)

10.22		Chaparral Steel Company Annual Incentive Plans Fiscal Year 2006 (incorporated herein by reference to Exhibit 10.18 to Chaparral Steel Company’s Annual Report on Form 10-K/A (Amendment No. 1), dated October 25, 2005, file number 000-51307)

15.1	-	Letter Re: Unaudited Interim Financial Information*

31.1	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer#

31.2	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer#

32.1	-	Section 1350 Certification of Principal Executive Officer#

32.2	-	Section 1350 Certification of Principal Financial Officer#

*	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, as filed October 14, 2005
#	Filed herewith

The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL STEEL COMPANY

October 25, 2005	/s/ J. Celtyn Hughes
J. Celtyn Hughes
Vice President and Chief Financial Officer
(Principal Financial Officer)

October 25, 2005	/s/ M. Kevin Linch
M. Kevin Linch
Vice President-Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Exhibit Description
3.1	-	Amended and Restated Certificate of Incorporation of Chaparral Steel Company (incorporated herein by reference to Exhibit 3.1 to Chaparral Steel Company’s Amendment No. 1 to Form 10, dated June 10, 2005, file number 000-51307)

3.2	-	Bylaws of Chaparral Steel Company (incorporated herein by reference to Exhibit 3.2 to Chaparral Steel Company’s Form 10, dated May 6, 2005, file number 000-51307)

3.3	-	Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of the State of Delaware on July 21, 2005 (incorporated herein by reference to Exhibit 3.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 21, 2005, file number 000-51307)

4.1	-	Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3

4.2	-	Registration Rights Agreement, dated July 6, 2005, among Chaparral Steel Company, certain of its domestic subsidiaries as guarantors, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC and Comerica Securities, Inc. (incorporated herein by reference to Exhibit 4.3 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

4.3	-	Form of Notation of Guarantee (incorporated herein by reference to Exhibit 4.2 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

4.4	-	Form of Chaparral Steel Company’s 10% Senior Note due 2013 (incorporated herein by reference to Exhibit 4.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

4.5	-	Indenture, dated July 6, 2005, among Chaparral Steel Company, certain of its domestic subsidiaries and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.4 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

4.6	-	Rights Agreement, effective as of July 29, 2005, between Chaparral Steel Company and Mellon Investor Services LLC, as rights agent (incorporated herein by reference to Exhibit 4.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 21, 2005, file number 000-51307)

10.1	-	Purchase Agreement, dated June 29, 2005, among Chaparral Steel Company, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC and Comerica Securities, Inc. (incorporated herein by reference to Exhibit 10.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.2	-	Credit Agreement, dated June 16, 2005, among Chaparral Steel Company, Bank of America, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, UBS Securities LLC, as syndication agent, General Electric Capital Corporation, Wells Fargo Bank, National Association, and SunTrust Bank, as co-documentation agents and as lenders, and UBS Loan Finance LLC and Comerica Bank, as lenders (incorporated herein by reference to Exhibit 10.2 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.3	-	Security Agreement, dated July 6, 2005, made by Chaparral Steel Company, certain of its domestic subsidiaries, and Bank of America, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.3 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.4	-	Separation and Distribution Agreement, dated July 6, 2005, between Texas Industries, Inc. and Chaparral Steel Company (incorporated herein by reference to Exhibit 10.4 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.5	-	Amendment No. 1 to Separation and Distribution Agreement between Chaparral Steel Company and Texas Industries, Inc., dated July 27, 2005 (incorporated herein by reference to Exhibit 10.5 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.6	-	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between Texas Industries, Inc. and Chaparral Steel Company (incorporated herein by reference to Exhibit 10.5 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.7	-	Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to Chaparral Steel Company’s Amendment No. 5 to Form 10, dated July 21, 2005, file number 000-51307)

10.8	-	Chaparral Steel Company Financial Security Plan (including form of agreement) (incorporated herein by reference to Exhibit 10.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 22, 2005, file number 000-51307)

10.9	-	Employment Agreement, dated August 2, 2005, between Chaparral Steel Company and Tommy A. Valenta (incorporated herein by reference to Exhibit 10.9 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.10	-	Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.10 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.11	-	Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.12	-	Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 1993 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.13	-	Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.13 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.14	-	Form of Nonqualified Stock Option Agreement for employees under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.14 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.15	-	Form of Deferred Compensation Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.16	-	Form of Restricted Stock Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.16 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.17	-	Form of Texas Industries, Inc. Common Stock Award Plan and Award Letters for Tommy A. Valenta and William H. Dickert assumed by Chaparral Steel Company (incorporated herein by reference to Exhibit 10.17 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.18	-	Three Year Cash Incentive Plan of Chaparral Steel Company for the three fiscal years ending May 31, 2006 (incorporated herein by reference to Exhibit 10.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated October 13, 2005, file number 000-51307)

10.19	-	Three Year Cash Incentive Plan of Chaparral Steel Company for the three fiscal years ending May 31, 2007 (incorporated herein by reference to Exhibit 10.2 to Chaparral Steel Company’s Current Report on Form 8-K, dated October 13, 2005, file number 000-51307)

10.20	-	Three Year Cash Incentive Plan of Chaparral Steel Company for the three fiscal years ending May 31, 2008 (incorporated herein by reference to Exhibit 10.3 to Chaparral Steel Company’s Current Report on Form 8-K, dated October 13, 2005, file number 000-51307)

10.21		Three Year Incentive Plan Participant Designation Agreement (incorporated herein by reference to Exhibit 10.4 to Chaparral Steel Company’s Current Report on Form 8-K, dated October 13, 2005, file number 000-51307)

10.22		Chaparral Steel Company Annual Incentive Plans Fiscal Year 2006 (incorporated herein by reference to Exhibit 10.18 to Chaparral Steel Company’s Annual Report on Form 10-K/A (Amendment No. 1), dated October 25, 2005, file number 000-51307)

15.1	-	Letter Re: Unaudited Interim Financial Information*

31.1	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer#

31.2	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer#

32.1	-	Section 1350 Certification of Principal Executive Officer#

32.2	-	Section 1350 Certification of Principal Financial Officer#

*	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2005, as filed on October 14, 2005
#	Filed herewith