Form 10-Q
period 2005-11-30
Chaparral Steel CO
filed 2006-01-13
CIK 1319048

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

There were 22,807,869 shares of common stock, $0.01 par value per share, outstanding on January 10, 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Chaparral Steel Company

We have reviewed the accompanying consolidated balance sheet of Chaparral Steel Company and subsidiaries as of November 30, 2005, and the related consolidated statements of operations for the three and six-month periods ended November 30, 2005 and 2004, the related consolidated statements of cash flows for the six-month periods ended November 30, 2005 and 2004, and the related statement of stockholders’ equity for the six-month period ended November 30, 2005. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

Dallas, Texas

January 12, 2006

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	November 30, 2005	May 31, 2005
Assets
Current assets:
Cash and cash equivalents	$70,632	$9,287
Short-term investments	42,775	—
Accounts receivable – net	131,795	127,383
Inventories	178,790	246,223
Receivable from TXI	—	40,734
Prepaid expenses	13,298	11,097

Total current assets	437,290	434,724

Other assets:
Goodwill	85,166	85,166
Investments and deferred charges	16,758	5,099

	101,924	90,265

Property, plant and equipment:
Land and land improvements	95,617	93,937
Buildings	55,208	54,954
Machinery and equipment	1,028,711	1,025,475
Construction in process	31,427	28,074

	1,210,963	1,202,440
Less depreciation	599,229	575,187

	611,734	627,253

	$1,150,948	$1,152,242

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$82,311	$88,980
Accrued wages, taxes and other liabilities	57,585	20,933

Total current liabilities	139,896	109,913

Deferred income taxes and other credits	150,008	147,563
Long-term debt	300,000	—
Long-term payable to TXI	—	543,246
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 22,807,869 and 22,803,867 shares issued and outstanding	228	228
Additional paid-in capital	705,727	206,818
Retained earnings (deficit)	(144,911)	144,474

Total stockholders’ equity	561,044	351,520

	$1,150,948	$1,152,242

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share)

(Unaudited)

	Three months ended November 30,		Six months ended November 30,
	2005	2004	2005	2004
Net sales	$348,130	$249,119	$686,535	$539,900
Costs and expenses (income)
Cost of products sold	283,247	199,850	580,441	428,165
Selling, general and administrative	9,484	6,287	16,923	14,056
Interest	7,982	11,973	16,146	23,904
Other income, net	(4,091)	(1,325)	(5,393)	(1,829)

	296,622	216,785	608,117	464,296

Income before income taxes	51,508	32,334	78,418	75,604
Income taxes	17,505	11,320	26,664	26,468

Net income	$34,003	$21,014	$51,754	$49,136

Earnings per share:
Basic	$1.49	$0.92	$2.27	$2.15

Diluted	$1.44	$0.92	$2.22	$2.15

Average shares outstanding:
Basic	22,805	22,804	22,805	22,804

Diluted	23,648	22,804	23,346	22,804

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended November 30,
	2005	2004
Operating activities:
Net income	$51,754	$49,136
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	24,883	24,228
Deferred income taxes	1,358	16,752
Other – net	3,005	2,746
Changes in operating assets and liabilities
Accounts receivable-net	(4,412)	11,902
Inventories	67,433	(68,454)
Prepaid expenses	(2,201)	(10,221)
Accounts payable	(6,079)	(2,569)
Accrued wages, taxes and other liabilities	37,405	1,941
Other credits	567	269
Receivable from or payable to TXI	(10,286)	(19,359)

Net cash provided by operating activities	163,427	6,371

Investing activities:
Capital expenditures	(8,128)	(10,027)
Purchases of short-term investments	(317,130)	—
Sales of short-term investments	274,355	—
Other – net	(595)	(417)

Net cash used by investing activities	(51,498)	(10,444)

Financing activities:
Long-term borrowings	350,000	—
Debt retirements	(50,000)	—
Debt issuance costs	(9,469)	—
Dividend paid to TXI	(341,139)	—
Issuance of common stock	24	—

Net cash used by financing activities	(50,584)	—

Increase (decrease) in cash and cash equivalents	61,345	(4,073)
Cash and cash equivalents at beginning of period	9,287	8,575

Cash and cash equivalents at end of period	$70,632	$4,502

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
May 31, 2005	$—	$228	$206,818	$144,474	$351,520
Net income	—	—	—	51,754	51,754
Contribution by TXI	—	—	496,548	—	496,548
Dividend to TXI	—	—	—	(341,139)	(341,139)
Issuance of common stock	—	—	24	—	24
Tax benefit from exercise of stock options	—	—	2,337	—	2,337

November 30, 2005	$—	$228	$705,727	$(144,911)	$561,044

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

On July 29, 2005, the Company became an independent, public company. TXI has no further ownership interest in the Company, and the Company has no ownership interest in TXI. In addition, the Company is not a guarantor of any of TXI’s indebtedness nor is TXI a guarantor of any of the Company’s indebtedness. However, pursuant to our separation and distribution agreement with TXI and certain ancillary agreements, TXI has agreed to indemnify us against certain liabilities and we have agreed to indemnify TXI against certain liabilities. The Company’s relationship with TXI is now governed by a separation and distribution agreement and the ancillary agreements described in that agreement. The terms of those agreements are more fully described in note 9 “Legal Proceedings and Contingent Liabilities”.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the results for the interim period presented have been included. Operating results for the six-month period ended November 30, 2005, are not necessarily indicative of the results that may be expected for the year ending May 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2005.

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

Fair Value of Financial Instruments. The estimated fair value of each class of financial instruments as of November 30, 2005 approximates its carrying value except for the Senior Notes having a fixed interest rate. The fair value of the Senior Notes at November 30, 2005, estimated based on over the counter quoted prices was $319.1 million compared to the carrying amount of $300.0 million.

Cash and Cash Equivalents. Investments with maturities of less than 90 days when purchased are classified as cash equivalents and consist primarily of money market funds and investment grade commercial paper issued by major corporations and financial institutions.

Short-term investments. Short-term investments consist of Auction Rate Securities (“ARS”). At November 30, 2005, these ARS have remaining legal maturities which range from 15 to 30 years, but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process. We invest in high credit quality instruments with an active resale market to ensure liquidity and the ability to readily convert these investments into cash to fund current operations, or satisfy other cash requirements as needed. Accordingly, we have classified all these securities as available-for-sale and as current assets in the accompanying balance as of November 30, 2005. The auction rate securities are stated at cost which approximates fair value based on market quotes. Net unrealized gains and losses, net of deferred taxes, have not been significant. We expect that the majority of our short-term investments will be sold within one year, regardless of legal maturity date. Purchase and sale activity of ARS is presented as cash flows from investing activities in the consolidated statements of cash flows.

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

Property, plant and equipment is recorded at cost. Provisions for depreciation are computed generally using the straight-line method. The Company assigns each fixed asset a useful life generally ranging from 5 to 7 years for mobile and other equipment, 10 to 20 years for machinery and equipment and 20 to 40 years for buildings and land improvements. Maintenance and repairs are charged to expense as incurred. Costs incurred for scheduled shut-downs to refurbish the facilities are amortized over the benefited period, typically 12 months. Such deferred amounts are included in prepaid expenses on the consolidated balance sheets and amounted to $7.6 million at November 30, 2005 and $7.9 million at May 31, 2005.

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

Investments and Deferred Charges. Investments are composed primarily of life insurance contracts that may be used to fund certain Company benefit agreements. The contracts, recorded at their net cash surrender value, totaled $7.7 million at November 30, 2005 and $5.1 million at May 31, 2005. Deferred charges are composed primarily of debt issuance costs that totaled $9.1 million at November 30, 2005. The costs are associated with various debt issues and amortized over the term of the related debt.

Other Credits. Other credits of $8.4 million at November 30, 2005 and $7.4 million at May 31, 2005 are composed primarily of liabilities related to the Company’s retirement plans, asset retirement obligations and deferred compensation agreements.

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

Changes in asset retirement obligations for the six-month periods ended November 30, 2005 and November 30, 2004 are as follows (in thousands):

	Six months ended November 30,
	2005	2004
Balance at beginning of period	$566	$537
Accretion expense	34	27
Settlements	(42)	(25)

Balance at end of period	$558	$539

Net Sales. The Company recognizes revenue when the goods are shipped and title and risk of loss transfer to the customer. The Company includes delivery fees in the amount it bills customers to the extent needed to recover the Company’s cost of freight and delivery. Net sales from other products were generated from the Company’s metals separation operation.

The following table summarizes the Company’s net sales by product line (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2005	2004	2005	2004
Net sales
Structural mills	$259,530	$175,194	$509,569	$382,313
Bar mill	58,408	53,821	119,171	116,442
Other products	9,084	8,156	17,698	15,169
Delivery fees	21,108	11,948	40,097	25,976

	$348,130	$249,119	$686,535	$539,900

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

Earnings Per Share (“EPS”). Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. During the three months ended November 30, 2005, the Company issued 4,002 shares of common stock for the exercise of a stock option. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options and other equity-based awards.

	Three months ended November 30,		Six months ended November 30,
In thousands except per share	2005	2004	2005	2004
Earnings
Net income	$34,003	$21,014	$51,754	$49,136

Shares
Weighted-average shares outstanding	22,805	22,804	22,805	22,804

Basic weighted-average shares	22,805	22,804	22,805	22,804
Stock option and other equity-based award dilution	843	—	541	—

Diluted weighted-average shares	23,648	22,804	23,346	22,804

Net income
Basic earnings per share	$1.49	$0.92	$2.27	$2.15

Diluted earnings per share	$1.44	$0.92	$2.22	$2.15

Stock-based Compensation. The Company’s employees participate in stock compensation plans. The plans provide for the granting of incentive and non-qualified stock options, restricted stock and other equity-based incentive awards for officers and key employees.

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

In accordance with SFAS No. 123, the Company discloses the compensation cost based on the estimated fair value at the date of grant recognizing compensation expense ratably over the vesting period. The fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model and assumptions applicable to the underlying common stock. In the three-months ended November 30, 2005, the weighted-average fair value of options granted to the Company’s employees was $8.64 based on weighted average assumptions for dividend yield of 0.0%, volatility factor of .385, risk-free interest rate of 4.0% and expected life in years of 6.5.

Therefore, had compensation expense for stock options held by the Company’s employee participants been recognized based upon the fair value for awards granted, the Company’s net income would have been reduced to the following pro forma amounts (in thousands except per share):

	Three months ended November 30,		Six months ended November 30,
	2005	2004	2005	2004
Net income
As reported	$34,003	$21,014	$51,754	$49,136
Stock-based compensation included in the determination of net income as reported, net of tax	20	5	48	10
Fair value of stock-based compensation, net of tax	(391)	341	(655)	220

Pro forma	$33,632	$21,360	$51,147	$49,366

Net earnings per share-as reported:
Basic	$1.49	$0.92	$2.27	$2.15
Diluted	1.44	0.92	2.22	2.15
Net earnings per share-pro forma:
Basic	1.47	0.94	2.24	2.16
Diluted	1.42	0.94	2.19	2.16

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

Working capital totaled $297.4 million at November 30, 2005 and $324.8 million at May 31, 2005.

Short-term investments were $42.8 million at November 30, 2005 and none at May 31, 2005 and consisted of Auction Rate Securities all of which had legal maturities of over 10 years but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process.

Accounts receivable are presented net of allowances for doubtful receivables of $1.8 million at November 30, 2005 and at May 31, 2005. Provisions (recoveries) for bad debts charged (credited) to expense were none and $(0.2) million in the six-month periods ended November 30, 2005 and 2004, respectively. Uncollectible amounts written off in the six-month periods ended November 30, 2005 and 2004 were none and $0.2 million, respectively.

Inventories consist of (in thousands):

	November 30, 2005	May 31, 2005
Finished product	$55,605	$107,475
Work in process	18,714	22,021
Raw materials and supplies	104,471	116,727

	$178,790	$246,223

Inventories are stated at cost (not in excess of market) with approximately 56% of inventories using the last-in, first-out (“LIFO”) method. If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $60.6 million at November 30, 2005 and $63.1 million higher at May 31, 2005. During the six months ended November 30, 2005, certain inventory quantities were reduced, which resulted in a partial liquidation of the fiscal year 2005 LIFO inventory layer carried at higher costs. Although the effect of the partial liquidation was to increase cost of products sold by $0.4 million, the overall effect of LIFO in the current period was to decrease cost of products sold by a total of $2.5 million.

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

Accrued wages, taxes and other liabilities consist of (in thousands):

	November 30, 2005	May 31, 2005
Employee wages and benefits	$18,948	$12,389
Current portion of deferred income taxes	572	572
Property taxes	6,165	3,156
Current income taxes payable	12,712	412
Interest payable	12,266	—
Other liabilities	6,922	4,404

	$57,585	$20,933

4.	Commitments

The Company entered into an agreement to purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a percentage change in the producer price index. The gases are produced from a facility located at the Company’s Texas facility which is owned and operated by an independent third party. This agreement expires in August 2012. At November 30, 2005, the minimum monthly charge was approximately $0.4 million.

The Company entered into a similar agreement to purchase processed gases for its Virginia facility with the same third party, which expires in December 2014. The agreement specifies that the Company will purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a similar formula. At November 30, 2005, the minimum monthly charge was approximately $0.1 million. Management believes that the Company’s minimum purchase requirements will be satisfied by its consumption of the products in the normal course of business.

The Company entered into an agreement to purchase a minimum monthly amount of mill services at its Texas facility. This agreement expires in December 2014. At November 30, 2005, the minimum monthly charge was approximately $5,000. The Company entered into a similar agreement to purchase a minimum monthly amount of mill services for its Virginia facility. This agreement expires in June 2012. At November 30, 2005, the minimum monthly charge was approximately $0.4 million. Management believes that the Company’s minimum purchase requirements will be satisfied by its consumption of the products in the normal course of business.

The Company leases certain mobile and other equipment, real estate and other items, which in the normal course of business are renewed or replaced by subsequent leases. Total expense for such operating leases was $0.8 million and $1.1 million in the six-month periods ended November 30, 2005 and 2004, respectively.

Future estimated payments under these agreements as of November 30, 2005 are as follows for the years ending November 30 as noted (in thousands):

	Total	2006	2007	2008	2009-2010	After 2010
Processed gas supply contract	$41,220	$5,813	$5,813	$5,813	$11,626	$12,155
In-plant mill services	29,468	4,453	4,453	4,453	8,906	7,203
Operating lease obligations	2,130	474	138	70	124	1,324

Total	$72,818	$10,740	$10,404	$10,336	$20,656	$20,682

5.	Long-term Debt

Long-term debt is comprised of the following (in thousands):

	November 30, 2005	May 31, 2005
Senior secured credit facility expiring in 2010	$—	$—
Senior notes due in 2013, interest rate 10.00%	300,000	—

	300,000	—
Less current maturities	—	—

	$300,000	$—

On June 16, 2005, the Company entered into a new senior secured revolving credit facility (the “Credit Facility”) which provides up to $150.0 million of available borrowings. The Credit Facility includes a $25.0 million sub-limit for letters of credit of which $1.6 million was outstanding at November 30, 2005. Any outstanding letters of credit are deducted from the borrowing availability under the Credit Facility. Amounts drawn under the Credit Facility bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on the Company’s leverage ratio. The commitment fee calculated on the unused portion of the Credit Facility ranges from 0.25% to 0.5% per year based on the Company’s leverage ratio. The Credit Facility matures June 16, 2010 and may be terminated at any time. The Credit Facility is secured by security interests in all of the Company’s existing and future accounts and inventory, certain related personal property and in all of the equity interest in the Company’s present and future domestic subsidiaries and 66% of the equity interest in the Company’s present and future foreign subsidiaries. The Credit Facility contains covenants restricting, among other things, prepayment or redemption of the Company’s other debt, distributions, dividends, and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. The Company is required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. On July 6, 2005, the Company borrowed $50.0 million under the Credit Facility, none of which was outstanding at August 31, 2005. The Company did not borrow any funds under the Credit Facility during the three-months ended November 30, 2005; however, $1.6 million of the facility was utilized to support letters of credit. The amount borrowed under the Credit Facility will fluctuate based upon the Company’s cash flow and working capital needs.

In addition, on July 6, 2005, the Company issued $300.0 million aggregate principal amount of 10% senior notes due July 15, 2013 (the “Senior Notes”). The Senior Notes are unsecured and will effectively be subordinated in right of payment to all of the Company’s existing and future senior secured debt, including borrowings under the Company’s Credit Facility The indenture governing the Senior Notes contains covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem stock, make investments, sell assets, incur liens, enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of the Company’s assets or the assets of its subsidiaries. As of November 30, 2005, we were in compliance with all loan covenants.

The Company used the net proceeds from the Credit Facility and Senior Notes to pay a cash dividend of $341.1 million to TXI on July 6, 2005.

In connection with the issuance of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes. The registration rights agreement provides the holders of the Senior Notes certain rights relating to the registration of the Senior Notes under the Securities Act of 1933, as amended. Pursuant to the registration rights agreement, the Company agreed to conduct a registered exchange offer for the Senior Notes or cause to become effective a shelf registration statement providing for the resale of the Senior Notes. On December 2, 2005, the Company completed the offer to exchange our 10% senior notes due 2013, which are registered under the Securities Act of 1933, as amended, for the outstanding 10% Senior Notes due 2013 that were issued in a private offering on July 6, 2005. The terms of the registered notes are substantially identical to the Company’s previously outstanding Senior Notes.

The amount of interest paid was $3.3 million and $23.9 million in the six-month periods ended November 30, 2005 and 2004, respectively. No interest was capitalized in either of the six-month periods ended November 30, 2005 and 2004.

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

In July and August 2005, officers and key employees were awarded options to purchase 546,163 shares of common stock. The options were granted at the market price of the common stock on the respective dates of grant, which ranged from $18.40 to $20.245. The term of the options is ten years and the options vest in equal annual installments over five years.

A summary of TXI and Company option transactions related to the Company’s employees and non-employee directors for the three-month period ended November 30, 2005, follows:

	Shares Under Option	Weighted- Average Option Price
TXI options outstanding at May 31, 2005	393,720	$33.43
Exercised	(31,000)	29.95
Cancelled	(67,500)	34.42

Unvested TXI options outstanding at July 29, 2005	295,220	33.57
Adjustment in connection with the spin-off from TXI	885,992

Company options converted from TXI outstanding at July 29, 2005	1,181,212	8.39
Exercised	(4,002)	5.97
Cancelled	(5,400)	10.28
Stock appreciation right converted	16,006	6.61
Granted	546,163	18.89

Company options outstanding at November 30, 2005	1,733,979	$11.68

Company options totaling 20,009 were exercisable as of November 30, 2005. Outstanding options expire on various dates through August 2, 2015.

8.	Income Taxes

Federal income taxes for the interim periods ended November 30, 2005 and November 30, 2004, have been included in the accompanying financial statements on the basis of an estimated annual rate. On October 22, 2004, a new tax law, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”), became effective. Among other provisions, the Jobs Creation Act allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company anticipates realizing benefit from this deduction in the current fiscal year which resulted in an estimated annualized effective tax rate of 34.0% for the three and six month periods ended November 30, 2005 compared to 35.0% for the comparable periods in the prior year. The Company made federal income tax payments of $13.0 million and $7.4 million in the six-month periods ended November 30, 2005 and 2004, respectively.

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

The Company’s employees participate in a defined contribution retirement plan. The Company contributes 2% of each employee’s eligible compensation and a variable contribution based on a predetermined formula established annually. The amount of retirement expense charged to costs and expenses for this plan was $1.5 million and $1.3 million in the six-month periods ended November 30, 2005 and 2004, respectively. It is the Company’s policy to fund the plan to the extent of charges to income.

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

Life insurance contracts have been purchased that may be used to fund the FSP payments. These insurance contracts, recorded at their net cash surrender value, totaled $7.7 million at November 30, 2005 and $5.1 million at May 31, 2005, and are included in investments on the consolidated balance sheets. The amount of FSP benefit expense and the projected FSP benefit obligation are determined using assumptions as of the end of each fiscal year. The weighted-average discount rate used was 6% in the current period. Actuarial gains or losses are recognized when incurred, and therefore, the end of year benefit obligation is the same as the accrued benefit costs recognized in the balance sheet.

As of November 30, 2005, the estimated future benefit payments for each of the five succeeding years are $0.2 million, $0.3 million, $0.4 million, $0.6 million and $0.9 million and for the five-year period thereafter an aggregate of $4.9 million.

The amount of FSP benefit expense was as follows (in thousands):

	Six months ended November 30,
	2005	2004
Service cost	$428	$313
Interest cost	212	244
Amortization of transition cost	8	8
Participant contributions	(118)	(105)

	$530	$460

11.	Incentive Plans

All personnel employed by the Company as of May 31 and not subject to production-based incentive awards share in the pretax income of the Company for the year then ended based on predetermined formulas. The duration of the plan is one year. Certain executives are additionally covered under three-year plans with respect to the fiscal years ending May 31, 2006, 2007 and 2008. New plans will be subject to annual approval by the Company’s Board of Directors. Incentive compensation related to these plans is included in selling, general and administrative expense and was $3.2 million and $2.3 million in the six-month periods ended November 30, 2005 and 2004, respectively.

12.	Transactions with TXI and Affiliates

Prior to the spin-off, TXI utilized a centralized cash management program for all of its subsidiaries, through which the Company received payments from TXI as a result of cash received from product sales or made payments to TXI or its subsidiaries for purchases of materials or services or for costs incurred on its behalf, including raw material procurement, payroll and capital expenditures. The current receivable from TXI also contained transactions with TXI under the inter-company tax sharing policy. Prior to the spin-off, TXI through one of its subsidiaries, provided the Company with common carrier services, transporting finished product to the Company’s customers and backhauling materials and supplies for the Company. These costs have been included in cost of products sold in the consolidated statements of operations and were $0.6 million and $3.0 million in the six-month periods ended November 30, 2005 and 2004, respectively. The Company believes that the rates charged to it for transportation services approximate the rates that would have been charged by third parties. Following the spin-off, the Company utilizes assets transferred to it by TXI to operate its own common carrier service. TXI also allocated certain corporate expenses related primarily to shared services and facilities. Management believes that the allocations were made on a reasonable basis.

The long-term payable to TXI consisted of advances made by TXI to the Company for the construction of facilities. During the periods presented, the Company received or paid interest on its balances with TXI and its subsidiaries at a rate of 8%. This rate does not necessarily represent the rate that the Company would have been able to obtain on loans from unaffiliated third parties.

13.	Condensed Consolidating Financial Information

On July 6, 2005, Chaparral Steel Company (the “Parent Company”) issued $300.0 million principal amount of its 10% senior notes due July 15, 2013. All of the Parent Company’s consolidated domestic subsidiaries have guaranteed the 10% senior notes. The guarantees are full and unconditional and are joint and several. There are no significant restrictions on the Parent Company’s ability to obtain funds from any of the guarantor subsidiaries in the form of a dividend or loan. Additionally, there are no significant restrictions on a guarantor subsidiary’s ability to obtain funds from the Parent Company or its direct or indirect subsidiaries. For periods prior to the quarter ended August 31, 2005, the Parent Company had no significant assets or operations independent of its investment in its subsidiaries.

The following condensed consolidating balance sheet as of November 30, 2005, and the condensed consolidating statement of operations for the three and six months ended November 30, 2005 and statement of cash flows for the six months then ended are provided for the Parent Company and all guarantor subsidiaries. The information has been presented as if the Parent Company accounted for its ownership of the guarantor subsidiaries using the equity method of accounting.

Condensed consolidating balance sheet as of November 30, 2005

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Cash and cash equivalents	$68,781	$1,851	$—	$—	$70,632
Short-term investments	42,775	—	—	—	42,775
Accounts receivable-net	—	131,795	—	—	131,795
Intercompany receivables	—	147,590	—	(147,590)	—
Inventories	—	178,790	—	—	178,790
Prepaid expenses	353	12,945	—	—	13,298

Total current assets	111,909	472,971	—	(147,590)	437,290
Goodwill	—	85,166	—	—	85,166
Investments and deferred charges	9,103	7,655	—	—	16,758
Investments in subsidiaries	912,674	—	—	(912,674)	—
Property, plant and equipment - net	—	611,734	—	—	611,734

Total assets	$1,033,686	$1,177,526	$—	$(1,060,264)	$1,150,948

Trade accounts payable	$326	$81,985	$—	$—	$82,311
Intercompany payables	147,590	—	—	(147,590)	—
Accrued wages, taxes and other liabilities	24,623	32,962	—	—	57,585

Total current liabilities	172,539	114,947	—	(147,590)	139,896
Deferred income taxes and other credits	103	149,905	—	—	150,008
Long-term debt	300,000	—	—	—	300,000
Stockholders’ equity	561,044	912,674	—	(912,674)	561,044

Total liabilities and stockholders’ equity	$1,033,686	$1,177,526	$—	$(1,060,264)	$1,150,948

Condensed consolidating statement of operations for the three months ended November 30, 2005

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net sales	$—	$348,130	$—	$—	$348,130
Costs and expenses (income)
Cost of products sold	—	283,247	—	—	283,247
Selling, general and administrative	159	9,325	—	—	9,484
Interest, net	7,982	—	—	—	7,982
Other income	(551)	(3,540)	—	—	(4,091)

	7,590	289,032	—	—	296,622

Income (loss) before income taxes	(7,590)	59,098	—	—	51,508
Income taxes (benefit)	(2,656)	20,161	—	—	17,505

	(4,934)	38,937	—	—	34,003
Equity in earnings (loss) of subsidiaries	38,937	—	—	(38,937)	—

Net income (loss)	$34,003	$38,937	$—	$(38,937)	$34,003

Condensed consolidating statement of operations for the six months ended November 30, 2005

Net sales	$—	$686,535	$—	$—	$686,535
Costs and expenses (income)
Cost of products sold	—	580,441	—	—	580,441
Selling, general and administrative	164	16,759	—	—	16,923
Interest, net	13,300	2,846	—	—	16,146
Other income	(588)	(4,805)	—	—	(5,393)

	12,876	595,241	—	—	608,117

Income (loss) before income taxes	(12,876)	91,294	—	—	78,418
Income taxes (benefit)	(4,506)	31,170	—	—	26,664

	(8,370)	60,124	—	—	51,754
Equity in earnings (loss) of subsidiaries	60,124	—	—	(60,124)	—

Net income (loss)	$51,754	$60,124	$—	$(60,124)	$51,754

Condensed consolidating statement of cash flows for the six months ended November 30, 2005

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$14,549	$148,878	$—	$—	$163,427
Investing activities
Capital expenditures	—	(8,128)	—	—	(8,128)
Purchases of short-term investments	(317,130)	—	—	—	(317,130)
Purchases of short-term investments	274,355	—	—	—	274,355
Intercompany advances	147,590	(147,590)	—	—	—
Other-net	—	(595)	—	—	(595)

Net cash provided (used) by investing activities	104,815	(156,313)	—	—	(51,498)
Financing activities
Long-term borrowings	350,000	—	—	—	350,000
Debt issuance costs	(9,469)	—	—	—	(9,469)
Debt retirements	(50,000)	—	—	—	(50,000)
Issuance of common stock	24	—	—	—	24
Dividend paid to TXI	(341,139)	—	—	—	(341,139)

Net cash used by financing activities	(50,584)	—	—	—	(50,584)

Increase (decrease) in cash and cash equivalents	68,780	(7,435)	—	—	61,345
Cash and cash equivalents at beginning of period	1	9,286	—	—	9,287

Cash and cash equivalents at end of period	$68,781	$1,851	$—	$—	$70,632

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

TXI, through one of its subsidiaries, previously provided us with common carrier services, transporting finished product to our customers and backhauling materials and supplies for us. These costs have been included in cost of products sold in the consolidated statements of operations and were approximately $0.6 million and $3.0 million in the six-month periods ended November 30, 2005 and 2004, respectively. We believe the rates charged to us for transportation services approximate the rates that would have been charged by third parties. Following the spin-off, we are utilizing assets transferred to us by TXI to operate our own common carrier service.

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

At various times items of intercompany indebtedness were settled between and among us and our subsidiaries and TXI and its subsidiaries. These intercompany accounts were settled through offsets, contributions of such indebtedness to our capital and other non-cash transfers. As of the effective date of the spin-off, TXI had contributed to capital the net intercompany indebtedness owed to it by us and our subsidiaries and various other assets in the amount of $496.5 million.

Results of Operations

Three-month period ended November 30, 2005 compared to the three-month period ended November 30, 2004.

(In thousands except per ton data)

	Three months ended November 30,
	2005	2004	Change	% Change
Net sales
Structural mills	$259,530	$175,194	$84,336	48.1%
Bar mill	58,408	53,821	4,587	8.5%
Other products	9,084	8,156	928	11.4%
Delivery fees	21,108	11,948	9,160	76.7%

Total	$348,130	$249,119	$99,011	39.7%

Units shipped (tons)
Structural	449	308	141	45.8%
Bar	99	81	18	22.2%

Total	548	389	159	40.9%

Average sales price per ton
Structural	$578	$568	$10	1.8%
Bar	590	665	(75)	(11.3%)
Total	580	589	(9)	(1.5%)
Net sales	$348,130	$249,119	$99,011	39.7%
Costs and expenses (income)
Cost of products sold	283,247	199,850	83,397	41.7%
Selling, general and administrative	9,484	6,287	3,197	50.9%
Interest	7,982	11,973	(3,991)	(33.3%)
Other income, net	(4,091)	(1,325)	(2,766)	208.8%

	296,622	216,785	79,837	36.8%

Income before income taxes	51,508	32,334	19,174	59.3%
Income taxes	17,505	11,320	6,185	54.6%

Net income	$34,003	$21,014	$12,989	61.8%

Net sales. Net sales increased $99.0 million to $348.1 million from the prior year period. Shipments increased 40.9% to a level of 548,000 tons, as demand for structural products remained strong. Shipping volumes of bar products were up 22% from the prior year period. Average selling prices recovered in the current year period but were slightly lower than the prior year. The increase in shipping volumes accounted for approximately $93.4 million of increased net sales, while decreased pricing for rolled product accounted for approximately $4.5 million of decreased net sales. The Company expects that end user demand for its products will remain strong for the three months ending February 28, 2006.

Cost of products sold. Cost of products sold including depreciation and amortization was $283.2 million, an increase of $83.4 million from the prior year period. The increase was due primarily to the higher shipping levels and increases in energy expense of 53% from the prior year period. In the near-term, we anticipate energy costs to remain high due to seasonal demand for natural gas compounded by the recent interruption in Gulf Coast production of oil and gas.

Selling, general and administrative. Selling, general and administrative expense increased $3.2 million from the prior year period as an increase in incentive expense of $1.8 million from the prior year combined with generally higher expenses in the current year period incurred in connection with being a public company.

Interest. Interest expense of $8.0 million decreased $4.0 million from the prior year period and was reflective of changes in our capitalization structure described in note 5 of the consolidated financial statements.

Other income, net. Other income, net increased by $2.8 million to $4.1 million reflecting an increase in miscellaneous sales and interest income from the prior year period.

Income taxes. On October 22, 2004, a new tax law, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”), became effective. Among other provisions, the Jobs Creation Act allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. We anticipate realizing benefit from this deduction in the current fiscal year which resulted in an estimated annualized effective tax rate of 34% for the current period compared to 35% in the prior year period. The provision for income taxes of $17.5 million increased $6.2 million from the prior year period primarily due to the increase in pretax profits and a decrease in the effective tax rate.

Net income. Net income improved $13.0 million to $34.0 million from the prior year period due to the factors discussed above. Management believes that end user demand for our products will remain strong in the near-term with slightly lower seasonally-adjusted shipping volumes and continued high energy costs will compress margins from levels in the current period.

Results of Operations

Six-month period ended November 30, 2005 compared to the six-month period ended November 30, 2004.

(In thousands except per ton data)

	Six months ended November 30,
	2005	2004	Change	% Change
Net sales
Structural mills	$509,569	$382,313	$127,256	33.3%
Bar mill	119,171	116,442	2,729	2.3%
Other products	17,698	15,169	2,529	16.7%
Delivery fees	40,097	25,976	14,121	54.4%

Total	$686,535	$539,900	$146,635	27.2%

Units shipped (tons)
Structural	942	695	247	35.5%
Bar	209	187	22	11.8%

Total	1,151	882	269	30.5%

Average sales price per ton
Structural	$541	$550	$(9)	(1.6%)
Bar	571	623	(52)	(8.3%)
Total	546	565	(19)	(3.4%)
Net sales	$686,535	$539,900	$146,635	27.2%
Costs and expenses (income)
Cost of products sold	580,441	428,165	152,276	35.6%
Selling, general and administrative	16,923	14,056	2,867	20.4%
Interest	16,146	23,904	(7,758)	(32.5%)
Other income, net	(5,393)	(1,829)	(3,564)	194.9%

	608,117	464,296	143,821	31.0%

Income before income taxes	78,418	75,604	2,814	3.7%
Income taxes	26,664	26,468	196	0.7%

Net income	$51,754	$49,136	$2,618	5.3%

Net sales. Net sales increased $146.6 million to $686.5 million from the prior year period. Shipments increased 30.5% to a level of 1.15 million tons, as demand for structural products remained strong. Shipping volumes of bar products were 11.8% higher compared to the prior year period. Average selling prices decreased 3.4% from the prior year period due to the volatility of raw material prices and fluctuations in demand described under “Overview” above. The increase in shipping volumes accounted for approximately $151.9 million of increased net sales, while decreased pricing for rolled product accounted for approximately $22.0 million of decreased net sales.

Cost of products sold. Cost of products sold including depreciation and amortization was $580.4 million, an increase of $152.3 million from the prior year period. The increase was due primarily to the higher shipping levels and increases in energy expense. In the near-term, we anticipate energy costs to remain high due to seasonal demand for natural gas compounded by the recent interruption in Gulf Coast production of oil and gas.

Selling, general and administrative. Selling, general and administrative expense increased $2.9 million from the prior year period as an increase in incentive expense of $0.9 million from the prior year combined with generally higher expenses for in the current year period incurred in connection with being a public company.

Interest. Interest expense of $16.1 million decreased $7.8 million from the prior year period and was reflective of changes in our capitalization structure described in note 5 of the consolidated financial statements. Interest was charged on the balance due TXI that primarily resulted from cash advances received for the construction of our Virginia plant until our current capital structure was put in place on July 6, 2005.

Other income, net. Other income, net increased by $3.6 million to $5.4 million due to higher miscellaneous sales in the current year period.

Income taxes. The provision for income taxes of $26.7 million increased $0.2 million from the prior year period due to the increase in pretax results and a lower effective tax rate in the current period as a result of the provisions of the Jobs Creation Act. The impact of the Jobs Creation Act resulted in an estimated annualized effective tax rate of 34.0% for the current period compared to 35.0% for the prior year period.

Net income. Net income improved $2.6 million to $51.8 million from the prior year period due to the factors discussed above.

Financial Condition, Liquidity and Capital Resources

Net working capital at November 30, 2005 decreased $27.4 million to $297.4 million from May 31, 2005, reflecting a $2.6 million increase in current assets and a $30.0 million increase in current liabilities. Significant changes in the components of current assets included increases in cash and cash equivalents of $61.3 million and short-term investments of $42.8 million. Inventories declined $67.4 million as shipments exceeded production in the six-month period ended November 30, 2005. Accounts receivable-net increased $4.4 million due to higher sales in the month of November 2005 compared to May 2005. Prepaid expenses were higher by $2.2 million at November 30, 2005 primarily due to a deposit for natural gas. All net balances with TXI were contributed to our capital during the current year period. Trade accounts payable decreased $6.7 million, while accrued wages, taxes and other items increased $36.7 million primarily due to increases in interest payable of $12.3 million, income taxes payable of $12.3 million, employee wages and benefits of $6.6 million and property taxes of $3.0 million.

In June 2005, we entered into our Credit Facility which provides up to $150.0 million of available borrowings and we issued $300.0 million aggregate principal amount of our Senior Notes. We used $50.0 million of borrowings from our Credit Facility and the net proceeds from our Senior Notes to pay a cash dividend of $341.1 million to TXI on July 6, 2005 in connection with the spin-off. The Company had no outstanding borrowings under the Credit Facility during the three months ended November 30, 2005; however, $1.6 million of the facility was utilized to support letters of credit.

In addition to cash and cash equivalents of $70.6 million and short-term investments of $42.8 million at November 30, 2005, our primary sources of liquidity are cash provided from operations and borrowings available under the Credit Facility. We fund working capital requirements and capital expenditures primarily with cash from operations. In addition, we lease certain mobile and other equipment used in our operations under operating leases that in the normal course of business are renewed or replaced by subsequent leases.

We believe the net cash provided by our operating activities, supplemented as necessary with borrowings under the Credit Facility, and existing cash and cash equivalents and short-term investments will provide sufficient resources to meet our working capital requirements, debt service and other cash needs over the next year.

Cash flows

Net cash provided by operating activities increased $157.1 million in the six-month period ended November 30, 2005 to $163.4 million, compared to the prior year period. An increase in cash provided by changes in inventories of $135.9 million due to higher shipping volumes was partially offset by the resulting decrease in cash provided by changes in accounts receivable of $16.3 million. Net income and the related effect of deferred income taxes decreased cash flows $12.8 million compared to the prior year period. Cash provided by the change in accrued wages, taxes and other items increased $35.5 million primarily due to increases in interest payable of $12.3 million and current income taxes payable of $12.3 million.

Net cash used by investing activities was $51.5 million in the current period compared to $10.4 million in the prior period. Purchases of available-for-sale securities used cash of $317.1 million and sales of available-for-sale securities provided cash of $274.4 million. Capital expenditures were $8.1 million in the current period and $10.0 million in the prior period. Capital expenditures for normal replacement and improvement of our existing equipment are currently estimated to be approximately $30 million over the next 12 months.

Net cash used by financing activities in the current year period was $50.6 million which consisted of long-term borrowings of $350.0 million, debt retirements of $50.0 million and debt issuance costs of $9.5 million under our loan agreements described below. In conjunction with our spin-off, we paid a cash dividend to TXI of $341.1 million in the current year period.

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

Impact of the distribution and separation from TXI

On June 16, 2005, we entered into the Credit Facility which provides up to $150.0 million of available borrowings. The Credit Facility includes a $25.0 million sub-limit for letters of credit of which $1.6 million was outstanding at November 30, 2005. Any outstanding letters of credit are deducted from the borrowing availability under the Credit Facility. Amounts drawn under the Credit Facility bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.50% and the prime rate) plus a margin of up to 1.00%. The interest rate margins are subject to adjustments based on our leverage ratio. The commitment fee calculated on the unused portion of the Credit Facility ranges from 0.25% to 0.50% per year based on our leverage ratio. The Credit Facility matures June 16, 2010 and may be terminated at any time. The Credit Facility is secured by security interests in all of or most of our existing and future accounts and inventory, certain related personal property and in all of the equity interest in present and future domestic subsidiaries and 66% of the equity interest in present and future foreign subsidiaries. The Credit Facility contains covenants restricting, among other things, prepayment or redemption of our other debt, distributions, dividends, and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. During the three months ended August 31, 2005, we borrowed and repaid $50.0 million under the Credit Facility. The Company did not borrow any funds under the Credit Facility during the three months ended November 30, 2005; however, $1.6 million of the facility was utilized to support letters of credit. The amount borrowed under the Credit Facility will fluctuate based upon our cash flow and working capital needs.

In addition, on July 6, 2005, we issued $300.0 million aggregate principal amount of our Senior Notes due July 15, 2013. Interest is due semi-annually on January 15th and July 15th. The Senior Notes are unsecured and will effectively be subordinated in right of payment to all of our existing and future senior secured debt, including borrowings under our Credit Facility. All of our consolidated domestic subsidiaries have guaranteed our Senior Notes. The guarantees are full and unconditional and are joint and several. For periods prior to the quarter ended November 30, 2005, we had no significant assets or operations independent of our investment in our subsidiaries. The indenture governing the Senior Notes contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem stock, make investments, sell assets, incur liens, enter into agreements restricting the ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our or their assets. As of November 30, 2005, we were in compliance with all loan covenants.

On July 6, 2005, we used the net proceeds from our Credit Facility and Senior Notes to pay a cash dividend of $341.1 million to TXI in connection with the spin-off.

In connection with the issuance of the Senior Notes, we entered into a registration rights agreement with the initial purchasers of the Senior Notes. The registration rights agreement provides the holders of the Senior Notes certain rights relating to the registration of the Senior Notes under the Securities Act of 1933, as amended. Pursuant to the registration rights agreement, we agreed to conduct a registered exchange offer for the Senior Notes or cause to become effective a shelf registration statement providing for the resale of the Senior Notes. On December 2, 2005, we completed the offer to exchange our 10% senior notes due 2013, which are registered under the Securities Act of 1933, as amended, for the outstanding 10% Senior Notes due 2013 that were issued in a private offering on July 6, 2005. The terms of the registered notes are substantially identical to our previously outstanding Senior Notes.

Any intercompany accounts with TXI that remained immediately prior to the spin-off distribution on July 29, 2005 were contributed to our capital. As a result of the these transactions, we expect our interest expense will decrease to an estimated annualized expense of approximately $32 million at the current level of borrowings, compared to historical interest expense of approximately $47 million for the year ended May 31, 2005.

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

We have not engaged in formal hedging activities to mitigate risks associated with fluctuations in currency values, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses is minimized.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls and procedures in our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included in note 9 to the consolidated financial statements, “Legal Proceedings and Contingent Liabilities” presented in Part I on page 17 and is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

At its January 12, 2006 meeting, the Board of Directors of the Company authorized the following agreements and amended agreements to make the Company’s benefit and employment plans more consistent with current standards.

Effective as of January 13, 2006, the Company entered into Change of Control/Severance Agreements with certain of its officers, including, each of its four most highly compensated officers (other than its Chief Executive Officer). These agreements provide that, if the employment of such an officer is terminated (or is constructively terminated) within two years following a change in the control of the Company, the Company will pay to such officer an amount equal to 150% of such officer’s base salary for the remainder of his employment period (a period of up to two years) and all then un-expired, un-exercised and un-vested stock options granted to such officer by the Company will become (effective immediately prior to such termination of employment) immediately vested and exercisable.

Effective as of January 13, 2006, the Company amended all of its outstanding stock options that did not previously contain such terms and conditions (including, without limitation, stock options held by persons who are executive officers and/or directors of the Company) to provide that, if the employment of the holder of such option is terminated within two years following a change in the control of the Company, all then outstanding un-expired, un-exercised and un-vested options held by such option holder will become (immediately prior to such termination of employment) immediately vested and exercisable.

Effective as of January 13, 2006, the Company amended its Employment Agreement with Mr. Tommy A. Valenta, its President and Chief Executive Officer. Mr. Valenta’s prior Employment Agreement was negotiated in connection with the spin off of the Company from Texas Industries, Inc. and, in the opinion of the Board of Directors, was not competitive with employment agreements of the chief executive officers of comparable public companies. The amended Employment Agreement retains the base salary and incentive compensation provisions of Mr. Valenta’s prior Employment Agreement. However, pursuant to the Mr. Valenta’s amended Employment Agreement the Company has agreed to a three year term with annual one year extensions unless either party objects to renewal, greater specificity regarding Mr. Valenta’s duties and benefits, greater specificity regarding Mr. Valenta’s right to participate in incentive compensation plans (i.e. Mr. Valenta may participate in any incentive plan offered to executive officers), annual review (for potential increase) of Mr. Valenta’s base salary and incentives, reimbursement of up to $10,000 in legal fees incurred in connection with negotiation of the agreement, pay-out of the agreement over its remaining term upon Mr. Valenta’s total disability, a lump sum payment of base and incentive compensation (based upon prior year base and incentive compensation) and acceleration of all options if the agreement is terminated by Mr. Valenta as a result of breach by the Company (plus continuation of benefits for the remainder of the term).

Effective as of January 13, 2006, the Company amended its Financial Security Plan to (i) comply with the requirements of the American Jobs Security Act, (ii) eliminate the Company’s ability to unilaterally forfeit the participant’s deferrals of compensation pursuant to the Financial Security Plan and the benefits payable to participants in the Financial Security Plan, (iii) allow participants in the Financial Security Plan to elect early retirement (with reduced benefits) at age 60, (iv) correct certain errors in the Financial Security Plan and (v) set forth the obligations of the Company and the rights of participants in connection with a termination/liquidation of the Financial Security Plan.

On January 12, 2006, the Board of Directors approved an award of options to purchase 20,000 shares of the Company’s common stock to William H. Dickert, the Company’s Vice President – Chief Operating Officer. These options are issued pursuant to the Company’s Amended and Restated 2005 Omnibus Equity Compensation Plan. The exercise price is $30.36 per share of Company common stock. The term of the option is ten years and vests in equal annual installments over five years.

In addition, on January 12, 2006, the Board of Directors issued restricted stock grants to the non-employee directors pursuant to the Company’s Amended and Restated 2005 Omnibus Equity Compensation Plan. These awards are consistent with the compensation package previously approved on July 21, 2005. Non-employee directors (excluding the Chairman of the Board) received the following restricted stock awards, based on the date a director’s term of office expires:

Directors	Term Expiring	Restricted Shares	Vesting
Eugenio Clariond Elizabeth C. Williams	2006	2,000 common shares	2,000 shares vest at 2006 annual meeting of stockholders

Ronald J. Gafford	2007	4,000 common shares	2,000 shares vest at 2006 annual meeting of stockholders 2,000 shares vest at 2007 annual meeting of stockholders

Ian Wachtmeister Joseph M. Grant	2008	6,000 common shares	2,000 shares vest at 2006 annual meeting of stockholders 2,000 shares vest at 2007 annual meeting of stockholders 2,000 shares vest at 2008 annual meeting of stockholders

James M. Hoak, Jr., the Chairman of the Board, received an award of 10,000 shares of restricted stock, based on his term of office as a director expiring in 2007. These shares of restricted stock vest in equal installments at the 2006 and 2007 annual meetings of stockholders, contingent on his continued service as Chairman of the Board.

Any shares of restricted stock awarded to a director which have not vested will be forfeited on the resignation or removal of the director.

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

4.3	-	Form of Notation of Guarantee*

4.4	-	Form of Chaparral Steel Company’s 10% Senior Note due 2013*

4.5	-

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

10.8	-	Chaparral Steel Company Financial Security Plan (including form of agreement)*

10.9	-	Employment Agreement, effective as of January 13, 2006, between Chaparral Steel Company and Tommy A. Valenta*

10.10	-

Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement*

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

Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement*

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

Form of Stock Option Agreement for employees under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.14 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

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

10.21	-

Three Year Incentive Plan Participant Designation Agreement (incorporated herein by reference to Exhibit 10.4 to Chaparral Steel Company’s Current Report on Form 8-K, dated October 13, 2005, file number 000-51307)

10.22	-

Chaparral Steel Company Annual Incentive Plans Fiscal Year 2006 (incorporated herein by reference to Exhibit 10.18 to Chaparral Steel Company’s Annual Report on Form 10-K/A (Amendment No. 1), dated October 25, 2005, file number 000-51307)

10.23	-	Form of Change of Control/Severance Agreement entered into with the officers of Chaparral Steel Company (other than the Chief Executive Officer) effective as of January 13, 2005*

15.1	-	Letter Re: Unaudited Interim Financial Information*

31.1	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	-	Section 1350 Certification of Principal Executive Officer*

32.2	-	Section 1350 Certification of Principal Financial Officer*

*	Filed herewith. The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL STEEL COMPANY

January 13, 2006	/s/ J. CELTYN HUGHES
J. Celtyn Hughes
Vice President and Chief Financial Officer
(Principal Financial Officer)

January 13, 2006	/s/ M. KEVIN LINCH
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

4.3	-	Form of Notation of Guarantee*

4.4	-	Form of Chaparral Steel Company’s 10% Senior Note due 2013*

4.5	-

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

10.8	-	Chaparral Steel Company Financial Security Plan (including form of agreement) *

10.9	-	Employment Agreement, effective as of January 13, 2006, between Chaparral Steel Company and Tommy A. Valenta*

10.10	-

Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement*

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

Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement*

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

Form of Stock Option Agreement for employees under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.14 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

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

10.21	-

Three Year Incentive Plan Participant Designation Agreement (incorporated herein by reference to Exhibit 10.4 to Chaparral Steel Company’s Current Report on Form 8-K, dated October 13, 2005, file number 000-51307)

10.22	-

Chaparral Steel Company Annual Incentive Plans Fiscal Year 2006 (incorporated herein by reference to Exhibit 10.18 to Chaparral Steel Company’s Annual Report on Form 10-K/A (Amendment No. 1), dated October 25, 2005, file number 000-51307)

10.23	-	Form of Change of Control/Severance Agreement entered into with the officers of Chaparral Steel Company (other than the Chief Executive Officer) effective as of January 13, 2006*

15.1	-	Letter Re: Unaudited Interim Financial Information*

31.1	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	-	Section 1350 Certification of Principal Executive Officer*

32.2	-	Section 1350 Certification of Principal Financial Officer*

*	Filed herewith