Form 10-Q
period 2006-02-28
Chaparral Steel CO
filed 2006-04-13
CIK 1319048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 23,023,804 shares of common stock, $0.01 par value per share, outstanding on April 10, 2006.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Chaparral Steel Company

We have reviewed the accompanying consolidated balance sheet of Chaparral Steel Company and subsidiaries as of February 28, 2006, and the related consolidated statements of operations for the three and nine-month periods ended February 28, 2006 and 2005, the related consolidated statements of cash flows for the nine-month periods ended February 28, 2006 and 2005, and the related statement of stockholders’ equity for the nine-month period ended February 28, 2006. These financial statements are the responsibility of the Company’s management.

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

April 10, 2006

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	February 28, 2006	May 31, 2005
Assets
Current assets:
Cash and cash equivalents	$46,061	$9,287
Short-term investments	106,215	—
Accounts receivable – net	144,871	127,383
Inventories	179,628	246,223
Receivable from Texas Industries, Inc.	—	40,734
Prepaid expenses	13,248	11,097

Total current assets	490,023	434,724

Other assets:
Goodwill	85,166	85,166
Investments and deferred charges	16,707	5,099

	101,873	90,265

Property, plant and equipment:
Land and land improvements	95,656	93,937
Buildings	55,208	54,954
Machinery and equipment	1,029,655	1,025,475
Construction in process	33,605	28,074

	1,214,124	1,202,440
Less depreciation	611,298	575,187

	602,826	627,253

	$1,194,722	$1,152,242

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$76,949	$88,980
Accrued wages, taxes and other liabilities	55,732	20,933

Total current liabilities	132,681	109,913

Deferred income taxes and other credits	151,062	147,563

Long-term debt	300,000	—

Long-term payable to Texas Industries, Inc.	—	543,246

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 22,963,334 and 22,803,867 shares issued and outstanding, respectively	230	228
Additional paid-in capital	706,416	206,818
Retained earnings (deficit)	(95,667)	144,474

Total stockholders’ equity	610,979	351,520

	$1,194,722	$1,152,242

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended February 28,		Nine months ended February 28,
	2006	2005	2006	2005
Net sales	$374,649	$259,119	$1,061,184	$799,019
Costs and expenses (income)
Cost of products sold	279,250	219,811	859,691	647,976
Selling, general and administrative	17,714	7,103	34,637	21,159
Interest	7,890	12,197	24,036	36,101
Other income, net	(4,367)	(1,922)	(9,760)	(3,751)

	300,487	237,189	908,604	701,485

Income before income taxes	74,162	21,930	152,580	97,534
Income taxes	24,918	7,683	51,582	34,151

Net income	$49,244	$14,247	$100,998	$63,383

Earnings per share:
Basic	$2.15	$0.62	$4.42	$2.78

Diluted	$2.06	$0.62	$4.29	$2.78

Average shares outstanding:
Basic	22,875	22,804	22,828	22,804

Diluted	23,868	22,804	23,520	22,804

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended February 28,
	2006	2005
Operating activities:
Net income	$100,998	$63,383
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	37,212	36,404
Deferred income taxes	260	25,419
Other – net	3,591	3,310
Changes in operating assets and liabilities
Accounts receivable-net	(17,487)	(14,374)
Inventories	66,595	(67,127)
Prepaid expenses	(966)	(6,983)
Accounts payable	(12,030)	(2,753)
Accrued wages, taxes and other liabilities	36,186	(778)
Other credits	972	435
Receivable from or payable to Texas Industries, Inc.	(10,286)	(26,277)

Net cash provided by operating activities	205,045	10,659

Investing activities:
Capital expenditures	(11,937)	(14,313)
Purchases of short-term investments	(1,426,735)	—
Sales of short-term investments	1,320,520	—
Other – net	(570)	(396)

Net cash used by investing activities	(118,722)	(14,709)

Financing activities:
Long-term borrowings	350,000	—
Debt retirements	(50,000)	—
Debt issuance costs	(9,500)	—
Dividend paid to Texas Industries, Inc.	(341,139)	—
Issuance of common stock	1,090	1

Net cash used by financing activities	(49,549)	1

Increase (decrease) in cash and cash equivalents	36,774	(4,049)

Cash and cash equivalents at beginning of period	9,287	8,575

Cash and cash equivalents at end of period	$46,061	$4,526

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
May 31, 2005	$—	$228	$206,818	$144,474	$351,520
Net income	—	—	—	100,998	100,998
Contribution by Texas Industries, Inc.	—	—	496,021	—	496,021
Dividend to Texas Industries, Inc.	—	—	—	(341,139)	(341,139)
Restricted stock amortization	—	—	140	—	140
Issuance of common stock	—	2	1,100	—	1,102
Tax benefit from exercise of stock options options	—	—	2,337	—	2,337

February 28, 2006	$—	$230	$706,416	$(95,667)	$610,979

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

On December 14, 2004, the board of directors of Texas Industries Inc.’s (“TXI”) adopted a plan to spin-off its steel operations, which was completed on July 29, 2005. In anticipation of the spin-off, the Company and TXI entered into the following transactions:

On February 22, 2005, TXI formed a new, wholly-owned subsidiary, Chaparral Steel Company, to serve as the holding company for its steel business. The Company was initially capitalized for $1,000 and issued 1,000 shares of its common stock, at $0.01 par value per share, to TXI. On June 7, 2005, the Company’s authorized capital stock was increased to 10,000,000 shares of preferred stock, $0.01 par value per share, and 100,000,000 shares of common stock, $0.01 par value per share.

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

For all periods prior to the spin-off, the Company’s costs include the allocation of certain corporate expenses from TXI. TXI’s corporate expenses have been allocated to the Company based on either the percentage of time employees incurred performing services for the Company or specifically identified costs incurred by TXI for the Company. Management believes that the allocations were made on a reasonable basis. However, the consolidated financial statements may not necessarily reflect the financial position, results of operations and cash flows of the Company in the future, nor is it practical for management to estimate what the financial position, results of operations or cash flows would have been if the Company had been an independent public company for the historical periods presented. See note 12 for additional information.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the nine-month period ended February 28, 2006, are not necessarily indicative of the results that may be expected for the year ending May 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2005.

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

Fair Value of Financial Instruments. The estimated fair value of each class of financial instruments as of February 28, 2006 approximates its carrying value except for the Senior Notes having a fixed interest rate. The fair value of the Senior Notes at February 28, 2006, estimated based on over-the-counter quoted prices, was $331.5 million compared to the carrying amount of $300.0 million.

Cash and Cash Equivalents. Investments with maturities of less than 90 days when purchased are classified as cash equivalents and consist primarily of money market funds and investment grade commercial paper issued by major corporations and financial institutions.

Short-term investments. Short-term investments consist of Auction Rate Securities (“ARS”). At February 28, 2006, these ARS have remaining stated maturities which range from 14 to 34 years, but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process. We invest in high credit quality instruments with an active resale market to ensure liquidity and the ability to readily convert these investments into cash to fund current operations or satisfy other cash requirements as needed. Accordingly, we have classified all these securities as available-for-sale and as current assets in the accompanying balance sheet as of February 28, 2006. The ARS are stated at cost which approximates fair value based on market quotes. Net unrealized gains and losses, net of deferred taxes, have not been significant. We expect that the majority of our short-term investments will be sold within one year, regardless of legal maturity date. Purchases and sales activity of ARS are presented as cash flows from investing activities in the consolidated statements of cash flows.

Receivables. Management evaluates the ability to collect accounts receivable based on a combination of factors. A reserve for doubtful accounts is maintained based on historical default rates and current economic trends. The reserve is increased if it is anticipated that a specific customer will be unable to make required payments.

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

Property, plant and equipment are recorded at cost. Provisions for depreciation are computed generally using the straight-line method. The Company assigns each fixed asset a useful life generally ranging from 5 to 7 years for mobile and other equipment, 10 to 20 years for machinery and equipment and 20 to 40 years for buildings and land improvements. Maintenance and repairs are charged to expense as incurred. Costs incurred for scheduled shut-downs to refurbish the facilities are amortized over the benefited period, typically 12 months. Such deferred amounts are included in prepaid expenses on the consolidated balance sheets and amounted to $6.2 million at February 28, 2006 and $7.9 million at May 31, 2005.

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

Investments and Deferred Charges. Investments are composed primarily of life insurance contracts that may be used to fund certain Company benefit agreements. The contracts, recorded at their net cash surrender value, totaled $7.9 million at February 28, 2006 and $5.1 million at May 31, 2005. Deferred charges are composed primarily of debt issuance costs that totaled $8.8 million at February 28, 2006. The costs are associated with various debt issues and amortized over the term of the related debt.

Other Credits. Other credits of $8.8 million at February 28, 2006 and $7.4 million at May 31, 2005 are composed primarily of liabilities related to the Company’s retirement plans, asset retirement obligations and deferred compensation agreements.

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

Changes in asset retirement obligations for the nine-month periods ended February 28, 2006 and February 28, 2005 are as follows (in thousands):

	Nine months ended February 28,
	2006	2005
Balance at beginning of period	$566	$537
Accretion expense	50	45
Settlements	(70)	(31)

Balance at end of period	$546	$551

Net Sales. The Company recognizes revenue when the goods are shipped and title and risk of loss transfer to the customer. The Company includes delivery fees in the amount it bills customers to the extent needed to recover the Company’s cost of freight and delivery. Net sales from other products were generated from the Company’s metals separation operation.

The following table summarizes the Company’s net sales by product line (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2006	2005	2006	2005
Net sales
Structural mills	$283,905	$182,238	$793,474	$564,551
Bar mill	59,988	56,875	179,159	173,317
Other products	10,033	7,823	27,731	22,992
Delivery fees	20,723	12,183	60,820	38,159

	$374,649	$259,119	$1,061,184	$799,019

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

Earnings Per Share (“EPS”). Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. During the nine months ended February 28, 2006, the Company issued 129,467 shares of common stock as a result of the exercise of stock options and 30,000 shares of common stock as a result of non-employee director restricted stock awards. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options and other equity-based awards.

	Three months ended February 28,		Nine months ended February 28,
In thousands except per share	2006	2005	2006	2005
Earnings
Net income	$49,244	$14,247	$100,998	$63,383

Shares
Weighted-average shares outstanding	22,875	22,804	22,828	22,804

Basic weighted-average shares	22,875	22,804	22,828	22,804

Dilutive stock option and other equity-based awards	993	—	692	—

Diluted weighted-average shares	23,868	22,804	23,520	22,804

Net income
Basic earnings per share	$2.15	$0.62	$4.42	$2.78

Diluted earnings per share	$2.06	$0.62	$4.29	$2.78

Stock-based Compensation. The Company’s employees and non-employee directors participate in stock compensation plans. The plans provide for the granting of incentive and non-qualified stock options, restricted stock and other equity-based incentive awards for officers, key employees and non-employee directors.

The Company accounts for employee and non-employee director stock options using the intrinsic value method of accounting prescribed by APB Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”. Generally, no expense is recognized related to the Company’s stock options because each option’s exercise price is set at the stock’s fair market value on the date the option is granted.

In accordance with SFAS No. 123, the Company discloses the compensation cost based on the estimated fair value at the date of grant recognizing compensation expense ratably over the vesting period. The fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model and assumptions applicable to the underlying common stock. In the nine-months ended February 28, 2006, the weighted-average fair value of options granted to the Company’s employees ranged from $8.64 to $15.92 based on weighted average assumptions for dividend yield of 0.0%, volatility factors ranging from .385 to .461, risk-free interest rates ranging from 4.0% to 4.5% and expected life in years of 6.5.

Therefore, had compensation expense for stock options held by the Company’s employee participants been recognized based upon the fair value for awards granted, the Company’s net income would have been reduced to the following pro forma amounts (in thousands except per share):

	Three months ended February 28,		Nine months ended February 28,
	2006	2005	2006	2005
Net income
As reported	$49,244	$14,247	$100,998	$63,383
Stock-based compensation included in the determination of net income as reported, net of tax	121	5	169	10
Fair value of stock-based compensation, net of tax	(298)	111	(953)	329

Pro forma	$49,067	$14,363	$100,214	$63,722

Net earnings per share-as reported:
Basic	$2.15	$0.62	$4.42	$2.78
Diluted	2.06	0.62	4.29	2.78
Net earnings per share-pro forma:
Basic	2.15	0.63	4.39	2.79
Diluted	2.06	0.63	4.26	2.79

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee and non-employee director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The current effective date of SFAS No. 123R is the first fiscal year beginning after June 15, 2005, which is the first quarter of the Company’s fiscal year ending May 31, 2007. The Company currently expects to adopt SFAS No. 123R effective June 1, 2006 using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Financial information for periods prior to the date of adoption of SFAS No. 123R would not be restated. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees and non-employee directors. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS No. 123R.

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

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees and non-employee directors exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions was not material.

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

3. Working Capital

Working capital totaled $357.3 million at February 28, 2006 and $324.8 million at May 31, 2005.

Short-term investments were $106.2 million at February 28, 2006 and none at May 31, 2005 and consisted of Auction Rate Securities all of which had stated maturities of over 10 years but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process.

Accounts receivable are presented net of allowances for doubtful receivables of $3.4 million at February 28, 2006 and $1.8 million at May 31, 2005. Provisions for bad debts charged to expense were $1.6 million and $0.7 million in the nine-month periods ended February 28, 2006 and 2005, respectively. Uncollectible amounts written off were none and $0.3 million in the nine-month periods ended February 28, 2006 and 2005, respectively.

Inventories consist of (in thousands):

	February 28, 2006	May 31, 2005
Finished product	$59,543	$107,475
Work in process	17,460	22,021
Raw materials and supplies	102,625	116,727

	$179,628	$246,223

Inventories are stated at cost (not in excess of market) with approximately 54% of inventories using the last-in, first-out (“LIFO”) method. If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $56.5 million at February 28, 2006 and $63.1 million higher at May 31, 2005. During the nine months ended February 28, 2006, certain inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at lower costs. The effect of the liquidation was to decrease cost of products sold by $0.8 million contributing to an overall effect of LIFO in the current period that decreased cost of products sold by a total of $6.5 million.

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

Accrued wages, taxes and other liabilities consist of (in thousands):

	February 28, 2006	May 31, 2005
Employee wages and benefits	$25,749	$12,389
Current portion of deferred income taxes	—	572
Property taxes	1,363	3,156
Current income taxes payable	15,625	412
Interest payable	3,929	—
Other liabilities	9,066	4,404

	$55,732	$20,933

4. Commitments

The Company entered into an agreement to purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a percentage change in the producer price index. The gases are produced from a facility located at the Company’s Texas facility which is owned and operated by an independent third party. This agreement expires in August 2012. At February 28, 2006, the minimum monthly charge was approximately $0.4 million.

The Company entered into a similar agreement to purchase processed gases for its Virginia facility with the same third party, which expires in December 2014. The agreement specifies that the Company will purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a similar formula. At February 28, 2006, the minimum monthly charge was approximately $0.1 million. Management believes that the Company’s minimum purchase requirements will be satisfied by its consumption of the products in the normal course of business.

The Company entered into an agreement to purchase a minimum monthly amount of mill services at its Texas facility. This agreement expires in December 2014. At February 28, 2006, the minimum monthly charge was approximately $5,000. The Company entered into a similar agreement to purchase a minimum monthly amount of mill services for its Virginia facility. This agreement expires in June 2012. At February 28, 2006, the minimum monthly charge was approximately $0.4 million. Management believes that the Company’s minimum purchase requirements will be satisfied by its consumption of the products in the normal course of business.

The Company leases certain mobile and other equipment, real estate and other items, which in the normal course of business are renewed or replaced by subsequent leases. Total expense for such operating leases was $1.3 million and $1.6 million in the nine-month periods ended February 28, 2006 and 2005, respectively.

Future estimated payments under these agreements as of February 28, 2006 are as follows for the years ending February 28 as noted (in thousands):

	Total	2007	2008	2009	2010-2011	After 2011
Processed gas supply contract	$39,766	$5,813	$5,813	$5,813	$11,626	$10,701
In-plant mill services	28,355	4,453	4,453	4,453	8,906	6,090
Operating lease obligations	2,078	488	76	66	124	1,324

Total	$70,199	$10,754	$10,342	$10,332	$20,656	$18,115

5. Long-term Debt

Long-term debt is comprised of the following (in thousands):

	February 28, 2006	May 31, 2005
Senior secured credit facility expiring in 2010	$—	$—
Senior notes due in 2013, interest rate 10.00%	300,000	—

	300,000	—
Less current maturities	—	—

	$300,000	$—

On June 16, 2005, the Company entered into a new senior secured revolving credit facility (the “Credit Facility”) which provides up to $150.0 million of available borrowings. The Credit Facility includes a $25.0 million sub-limit for letters of credit of which $1.6 million was outstanding at February 28, 2006. Any outstanding letters of credit are deducted from the borrowing availability under the Credit Facility. Amounts drawn under the Credit Facility bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on the Company’s leverage ratio. The commitment fee calculated on the unused portion of the Credit Facility ranges from 0.25% to 0.5% per year based on the Company’s leverage ratio. The Credit Facility matures June 16, 2010 and may be terminated by the Company at any time. The Credit Facility is secured by security interests in all of the Company’s existing and future accounts and inventory, certain related personal property and in all of the equity interest in the Company’s present and future domestic subsidiaries and 66% of the equity interest in the Company’s present and future foreign subsidiaries. The Credit Facility contains covenants restricting, among other things, prepayment or redemption of the Company’s other debt, distributions, dividends, and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. The Company is required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. On July 6, 2005, the Company borrowed $50.0 million under the Credit Facility, none of which was outstanding at August 31, 2005. The Company did not borrow any funds under the Credit Facility during the six months ended February 28, 2006; however, $1.6 million of the facility was utilized to support letters of credit. The amount borrowed under the Credit Facility will fluctuate based upon the Company’s cash flow and working capital needs.

In addition, on July 6, 2005, the Company issued $300.0 million aggregate principal amount of 10% senior notes due July 15, 2013 (the “Senior Notes”). The Senior Notes are unsecured and will effectively be subordinated in right of payment to all of the Company’s existing and future senior secured debt, including borrowings under the Company’s Credit Facility The indenture governing the Senior Notes contains covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem stock, make investments, sell assets, incur liens, enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of the Company’s assets or the assets of its subsidiaries. As of February 28, 2006, the Company was in compliance with all loan covenants.

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

The amount of interest paid was $19.2 million and $36.1 million in the nine-month periods ended February 28, 2006 and 2005, respectively. No interest was capitalized in either of the nine-month periods ended February 28, 2006 and 2005.

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

TXI options that were unvested at the date of distribution and held by individuals who became or were retained as employees of the Company in connection with the spin-off were cancelled and replaced with options to purchase shares of the Company’s common stock. The exercise price of each new option issued by the Company was based upon the respective market values of the two companies at the time the spin-off was completed so that the aggregate exercise price of the new options, as well as the ratio of the per-share fair market value of the shares to the per-share exercise price of the new options, remained the same as the cancelled TXI options. All other terms of the new Company options, were the same as the cancelled TXI options. On January 13, 2006, certain options originally issued pursuant to TXI’s 1993 Stock Option Plan were amended to conform the “change of control” provisions in such options with the terms of other options issued by the Company. Following the adjustment, there were 1,181,212 options outstanding to purchase shares of the Company’s common stock at a weighted-average option price of $8.39 per share.

During the nine months ended February 28, 2006, officers and key employees were awarded options to purchase 613,713 shares of common stock. The options were granted at the market price of the common stock on the respective dates of grant, which ranged from $18.40 to $30.36. The term of the options is ten years and the options vest in equal annual installments over five years.

A summary of TXI and Company option transactions related to the Company’s employees and non-employee directors for the nine-month period ended February 28, 2006, follows:

	Shares Under Option	Weighted- Average Option Price
TXI options outstanding at May 31, 2005	393,720	$33.43
Exercised	(31,000)	29.95
Cancelled	(67,500)	34.42

Unvested TXI options outstanding at July 29, 2005	295,220	33.57
Adjustment in connection with the spin-off from TXI	885,992

Company options converted from TXI outstanding at July 29, 2005	1,181,212	8.39
Exercised	(129,467)	8.51
Cancelled	(5,400)	10.87
Stock appreciation right converted	16,006	6.61
Granted	613,713	20.16

Company options outstanding at February 28, 2006	1,676,064	$12.67

Company options totaling 170,117 were exercisable as of February 28, 2006. Outstanding options expire on various dates through January 12, 2016.

In addition, on January 12, 2006, the Board of Directors granted 30,000 shares of restricted stock to the non-employee directors pursuant to the Company’s Amended and Restated 2005 Omnibus Equity Compensation Plan. These awards are consistent with the compensation package for non-employee directors previously approved on July 21, 2005. The Company recorded compensation expense of $0.1 million related to these grants in the three and nine month periods ended February 28, 2006.

Vesting is contingent upon the restricted stockholder remaining a director of the Company until the specified annual meeting of stockholders. Any shares of restricted stock awarded to a director which have not vested will be forfeited on the resignation or removal of the director.

8. Income Taxes

Federal income taxes for the interim periods ended February 28, 2006 and February 28, 2005, have been included in the accompanying financial statements on the basis of an estimated annual rate. On October 22, 2004, a new tax law, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”), became effective. Among other provisions, the Jobs Creation Act allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company anticipates realizing benefit from this deduction in the current fiscal year which resulted in an estimated annualized effective tax rate of 33.6% and 33.8% for the three and nine month periods ended February 28, 2006 compared to 35.0% for the comparable periods in the prior year. The Company made federal income tax payments of $36.1 million and $6.4 million in the nine-month periods ended February 28, 2006 and 2005, respectively.

As of May 31, 2005, the Company has $751.5 million in Virginia state net operating loss carryforwards that begin to expire in 2019. The Company also has Virginia state credits to offset future income tax liabilities of $41.9 million that begin to expire in 2018 and $10 million of credits that do not expire. The Company had a net state deferred tax asset of $51.9 million at May 31, 2005. Management believes it is more likely than not that this net state deferred tax asset will be unrealized. Therefore, a valuation allowance has been recorded to fully reserve the amount of the net state deferred tax assets.

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

The Company and TXI have made certain covenants to each other in connection with the spin-off that prohibit the Company and TXI from taking certain actions. Pursuant to these covenants: (1) neither the Company nor TXI will liquidate, merge, or consolidate with any other person, sell, exchange, distribute or otherwise dispose of their respective assets (or those of certain of their respective subsidiaries) except in the ordinary course of business, or enter into any substantial negotiations, agreements, or arrangements with respect to any such transaction, during the six months following July 29, 2005; (2) the Company and TXI will, for a minimum of two years after the distribution date, continue the active conduct of the steel or cement business, respectively; (3) neither the Company nor TXI will repurchase its stock for two years following the distribution date of the spin-off except in certain circumstances permitted by the IRS; (4) neither the Company nor TXI will take any actions inconsistent with the representations made in the separation and distribution agreement or in connection with the issuance by tax counsel of its legal opinion with respect to the spin-off; and (5) neither the Company nor TXI will take any other action that would result in or fail to take any action necessary to prevent any tax being imposed on the spin-off. Each of the Company and TXI may take actions inconsistent with these covenants if it obtains an unqualified opinion of counsel or a private letter ruling from the IRS that such actions will not cause the spin-off to become taxable, except that the Company may not, under any circumstances, take any action described in (1) above.

10. Retirement Plans

The Company’s employees participate in a defined contribution retirement plan. Prior to January 1, 2006, the Company contributed 2% of each employee’s eligible compensation and a variable contribution based on a predetermined formula established annually. After December 31, 2005, the Company will contribute 100% of eligible contributions of up to 3% of employee compensation, and 50% of eligible contributions of the next 2% of employee compensation as defined by the plan. The amount of retirement expense charged to costs and expenses for this plan was $2.3 million and $1.9 million in the nine-month periods ended February 28, 2006 and 2005, respectively. It is the Company’s policy to fund the plan to the extent of charges to income.

On July 21, 2005, the Board of Directors approved the Chaparral Steel Company financial security plan (“FSP”) a non-qualified defined benefit plan providing death and retirement benefits to the Company’s executive and key managerial employees who are invited and elect to participate. The plan is contributory but not funded. Costs and associated assets and liabilities related to the Company’s employee participation are included in the financial information contained herein. Amounts payable to participants are to be paid exclusively from the general assets of the Company and are otherwise unsecured.

Life insurance contracts have been purchased that may be used to fund the FSP payments. These insurance contracts, recorded at their net cash surrender value, totaled $7.9 million at February 28, 2006 and $5.1 million at May 31, 2005, and are included in investments on the consolidated balance sheets. The amount of FSP benefit expense and the projected FSP benefit obligation are determined using assumptions as of the end of each fiscal year. The weighted-average discount rate used was 6% in the current period. Actuarial gains or losses are recognized when incurred, and therefore, the end of year benefit obligation is the same as the accrued benefit costs recognized in the balance sheet.

As of February 28, 2006, the estimated future benefit payments for each of the five succeeding years are $0.2 million, $0.3 million, $0.4 million, $0.7 million and $0.9 million and for the five-year period thereafter an aggregate of $5.0 million.

The amount of FSP benefit expense was as follows (in thousands):

	Nine months ended February 28,
	2006	2005
Service cost	$667	$470
Interest cost	331	365
Amortization of transition cost	12	13
Participant contributions	(193)	(159)

	$817	$689

11. Incentive Plans

All personnel employed by the Company as of May 31 and not subject to production-based incentive awards share in the pretax income of the Company for the year then ended based on predetermined formulas. The duration of the plan is one year. Certain executives are additionally covered under three-year plans with respect to the fiscal years ending May 31, 2006, 2007 and 2008. New plans will be subject to annual approval by the Company’s Board of Directors. Incentive compensation related to these plans is included in selling, general and administrative expense and was $11.2 million and $3.4 million in the nine-month periods ended February 28, 2006 and 2005, respectively.

12. Transactions with TXI and Affiliates

Prior to the spin-off, TXI utilized a centralized cash management program for all of its subsidiaries, through which the Company received payments from TXI as a result of cash received from product sales or made payments to TXI or its subsidiaries for purchases of materials or services or for costs incurred on its behalf, including raw material procurement, payroll and capital expenditures. The current receivable from TXI also contained transactions with TXI under an inter-company tax sharing policy. Prior to the spin-off, TXI through one of its subsidiaries provided the Company with common carrier services, transporting finished product to the Company’s customers and backhauling materials and supplies for the Company. These costs have been included in cost of products sold in the consolidated statements of operations and were $0.6 million and $4.3 million in the nine-month periods ended February 28, 2006 and 2005, respectively. The Company believes that the rates charged to it for transportation services approximate the rates that would have been charged by third parties. Following the spin-off, the Company utilizes assets transferred to it by TXI to operate its own common carrier service. TXI also allocated certain corporate expenses related primarily to shared services and facilities. Management believes that the allocations were made on a reasonable basis.

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

The following condensed consolidating balance sheet as of February 28, 2006, and the condensed consolidating statement of operations for the three and nine months ended February 28, 2006 and statement of cash flows for the nine months then ended are provided for the Parent Company and all guarantor subsidiaries. The information has been presented as if the Parent Company accounted for its ownership of the guarantor subsidiaries using the equity method of accounting.

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating balance sheet as of February 28, 2006

Cash and cash equivalents	$37,736	$8,325	$—	$—	$46,061
Short-term investments	106,215	—	—	—	106,215
Accounts receivable-net	—	144,871	—	—	144,871
Intercompany receivables	—	188,402	—	(188,402)	—
Inventories	—	179,628	—	—	179,628
Prepaid expenses	517	12,731	—	—	13,248

Total current assets	144,468	533,957	—	(188,402)	490,023

Goodwill	—	85,166	—	—	85,166
Investments and deferred charges	16,707	—	—	—	16,707
Investments in subsidiaries	965,461	—	—	(965,461)	—
Property, plant and equipment - net	—	602,826	—	—	602,826

Total assets	$1,126,636	$1,221,949	$—	$(1,153,863)	$1,194,722

Trade accounts payable	$60	$76,889	$—	$—	$76,949
Intercompany payables	188,402	—	—	(188,402)	—
Accrued wages, taxes and other liabilities	19,343	36,389	—	—	55,732

Total current liabilities	207,805	113,278	—	(188,402)	132,681

Deferred income taxes and other credits	7,852	143,210	—	—	151,062
Long-term debt	300,000	—	—	—	300,000
Stockholders’ equity	610,979	965,461	—	(965,461)	610,979

Total liabilities and stockholders’ equity	$1,126,636	$1,221,949	$—	$(1,153,863)	$1,194,722

Condensed consolidating statement of operations for the three months ended February 28, 2006

Net sales	$—	$374,649	$—	$—	$374,649

Costs and expenses (income)
Cost of products sold	—	279,250	—	—	279,250
Selling, general and administrative	404	17,310	—	—	17,714
Interest, net	7,890	—	—	—	7,890
Other income	(1,308)	(3,059)	—	—	(4,367)

	6,986	293,501	—	—	300,487

Income (loss) before income taxes	(6,986)	81,148	—	—	74,162
Income taxes (benefit)	(2,917)	27,835	—	—	24,918

	(4,069)	53,313	—	—	49,244

Equity in earnings (loss) of subsidiaries	53,313	—	—	(53,313)	—

Net income (loss)	$49,244	$53,313	$—	$(53,313)	$49,244

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of operations for the nine months ended February 28, 2006

Net sales	$—	$1,061,184	$—	$—	$1,061,184

Costs and expenses (income)
Cost of products sold	—	859,691	—	—	859,691
Selling, general and administrative	568	34,069	—	—	34,637
Interest, net	21,190	2,846	—	—	24,036
Other income	(1,896)	(7,864)	—	—	(9,760)

	19,862	888,742	—	—	908,604

Income (loss) before income taxes	(19,862)	172,442	—	—	152,580
Income taxes (benefit)	(7,423)	59,005	—	—	51,582

	(12,439)	113,437	—	—	100,998

Equity in earnings (loss) of subsidiaries	113,437	—	—	(113,437)	—

Net income (loss)	$100,998	$113,437	$—	$(113,437)	$100,998

Condensed consolidating statement of cash flows for the nine months ended February 28, 2006

Net cash provided by operating activities	$5,465	$199,580	$—	$—	$205,045

Investing activities
Capital expenditures	—	(11,937)	—	—	(11,937)
Purchases of short-term investments	(1,426,735)	—	—	—	(1,426,735)
Purchases of short-term investments	1,320,520	—	—	—	1,320,520
Intercompany advances	188,034	(188,034)	—	—	—
Other-net	—	(570)	—	—	(570)

Net cash provided (used) by investing activities	81,819	(200,541)	—	—	(118,722)

Financing activities
Long-term borrowings	350,000	—	—	—	350,000
Debt issuance costs	(9,500)	—	—	—	(9,500)
Debt retirements	(50,000)	—	—	—	(50,000)
Issuance of common stock	1,090	—	—	—	1,090
Dividend paid to TXI	(341,139)	—	—	—	(341,139)

Net cash used by financing activities	(49,549)	—	—	—	(49,549)

Increase (decrease) in cash and cash equivalents	37,735	(961)	—	—	36,774
Cash and cash equivalents at at beginning of period	1	9,286	—	—	9,287

Cash and cash equivalents at end of period	$37,736	$8,325	$—	$—	$46,061

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

Our sales prices closely track domestic steel industry sales prices and are market based. Domestic demand for structural steel is derived primarily from non-residential construction. Therefore, a significant percentage of our sales are attributable to the level of non-residential construction activity in the United States. The level of activity in non-residential construction is cyclical and is influenced by prevailing economic conditions, including interest rate levels, inflation, consumer spending habits and employment. In addition, we compete in a global steel industry and domestic prices are significantly influenced by global industry prices. The global steel industry is generally characterized by overcapacity, which in the past has resulted in high levels of steel imports into the United States, exerting downward pressure on domestic steel prices. However, in the recent past, world-wide steel and steel scrap demand has risen. Increased steel demand and the relatively weak U.S. dollar have helped curb imports into the United States. These domestic and global factors have combined to produce historically high selling prices. Should global demand weaken, or steel production increase materially, foreign steel production that is currently being exported to or consumed by other countries, may instead be exported to the United States. Additional steel imports into the United States, declining non-residential construction or a material increase in domestic steel production could cause our selling prices to fall. A significant decline in sales prices could materially and adversely affect our financial condition and results of operations.

Our business requires large amounts of capital investment, raw materials, energy, labor and maintenance, and our future success depends on continued access to these resources. At full capacity, our annual steel scrap usage would be 3.4 million tons, which would represent approximately 6% of the U.S. scrap market. We make predominately all steel scrap purchases on the open market where prices are subject to market forces beyond our control. A major portion of the shredded steel requirements of our Texas plant is produced by an on-site shredder operation primarily utilizing crushed auto bodies purchased on the open market. The shredding operation gives us a competitive advantage by providing usable scrap at reduced cost compared to similarly prepared scrap available on the open market. The geographical market that supplies the Texas plant provides some protection from sharply higher raw material prices caused in part by favorable global market conditions. Our Virginia plant began receiving scrap from our on-site, shredding facility (which is operated by an unrelated party) in the fourth quarter of fiscal year 2005. We believe there will be adequate sources of our principal raw materials to meet our near term needs, although probably at higher prices than has historically been the case due to increased global demand for steel.

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

TXI, through one of its subsidiaries, previously provided us with common carrier services, transporting finished product to our customers and backhauling materials and supplies for us. These costs have been included in cost of products sold in the consolidated statements of operations and were approximately $0.6 million and $4.3 million in the nine-month periods ended February 28, 2006 and 2005, respectively. We believe the rates charged to us for transportation services approximate the rates that would have been charged by third parties. Following the spin-off, we are utilizing assets transferred to us by TXI to operate our own common carrier service.

Since 1986, TXI included our operations in its United States consolidated federal income tax return. TXI also included us with it and/or certain of its subsidiaries in consolidated, combined or unitary income tax groups for state tax purposes as required by law. The provision (benefit) for deferred income taxes for the periods presented has been determined as if we had filed separate tax returns. TXI managed its tax position for the benefit of its entire portfolio of businesses and its tax strategies are not necessarily reflective of the tax strategies we will follow.

At various times items of intercompany indebtedness were settled between and among us and our subsidiaries and TXI and its subsidiaries. These intercompany accounts were settled through offsets, contributions of such indebtedness to our capital and other non-cash transfers. As of the effective date of the spin-off, TXI had contributed to capital the net intercompany indebtedness owed to it by us and our subsidiaries and various other assets in the amount of $496.0 million.

Results of Operations

Three-month period ended February 28, 2006 compared to the three-month period ended February 28, 2005.

(In thousands except per ton data)

	Three months ended February 28,
	2006	2005	Change	% Change
Net sales
Structural mills	$283,905	$182,238	$101,667	55.8%
Bar mill	59,988	56,875	3,113	5.5%
Other products	10,033	7,823	2,210	28.3%
Delivery fees	20,723	12,183	8,540	70.1%

Total	$374,649	$259,119	$115,530	44.6%

Units shipped (tons)
Structural	469	318	151	47.5%
Bar	104	83	21	25.3%

Total	573	401	172	42.9%

Average sales price per ton
Structural	$605	$572	$33	5.8%
Bar	577	687	(110)	(16.0)%
Total	600	596	4	0.7%

Net sales	$374,649	$259,119	$115,530	44.6%
Costs and expenses (income)
Cost of products sold	279,250	219,811	59,439	27.0%
Selling, general and administrative	17,714	7,103	10,611	149.4%
Interest	7,890	12,197	(4,307)	(35.3)%
Other income, net	(4,367)	(1,922)	(2,445)	127.2%

	300,487	237,189	63,298	26.7%

Income before income taxes	74,162	21,930	52,232	238.2%
Income taxes	24,918	7,683	17,235	224.3%

Net income	$49,244	$14,247	$34,997	245.6%

Net sales. Net sales increased $115.5 million to $374.6 million from the prior year period. Shipments increased 42.9% to a level of 573,000 tons, as demand for structural products remained strong. Shipping volumes of bar products were up 25.3% from the prior year period. Average selling prices for structural products continued to improve in the current year period while bar product prices declined 16.0% reflecting a lower mix of special bar quality shipments. The increase in shipping volumes accounted for approximately $102.5 million of increased net sales, while increased pricing for rolled product accounted for approximately $2.3 million of increased net sales. Delivery fees increased by 70.1% due to the increase in shipments and higher fuel costs. The Company expects that end user demand for its products will remain strong for the three months ending May 31, 2006 at prices comparable to those in the three months ending February 28, 2006.

Cost of products sold. Cost of products sold including depreciation and amortization was $279.2 million, an increase of $59.4 million from the prior year period. The increase was due primarily to the increase in shipments of 172,000 tons from the prior year period. Energy expense was 29% higher than the prior year period while per ton costs were 13% lower due to increased production in the current year period.

Selling, general and administrative. Selling, general and administrative expense increased $10.6 million from the prior year period primarily due to an increase in incentive expense of $6.9 million from the prior year combined with generally higher expenses in the current year period incurred in connection with being a public company.

Interest. Interest expense of $7.9 million decreased $4.3 million from the prior year period and was reflective of changes in our capitalization structure described in note 5 of the consolidated financial statements.

Other income, net. Other income, net increased by $2.4 million to $4.4 million reflecting an increase in miscellaneous sales and interest income from the prior year period.

Income taxes. On October 22, 2004, a new tax law, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”), became effective. Among other provisions, the Jobs Creation Act allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. We anticipate realizing benefit from this deduction in the current fiscal year which resulted in an estimated annualized effective tax rate of 33.6% for the current period compared to 35% in the prior year period. The provision for income taxes of $24.9 million increased $17.2 million from the prior year period primarily due to the increase in pretax profits and a decrease in the effective tax rate.

Net income. Net income improved $35.0 million to $49.2 million from the prior year period due to the factors discussed above.

Results of Operations

Nine-month period ended February 28, 2006 compared to the nine-month period ended February 28, 2005.

(In thousands except per ton data)

	Nine months ended February 28,
	2006	2005	Change	% Change
Net sales
Structural mills	$793,474	$564,551	$228,923	40.5%
Bar mill	179,159	173,317	5,842	3.4%
Other products	27,731	22,992	4,739	20.6%
Delivery fees	60,820	38,159	22,661	59.4%

Total	$1,061,184	$799,019	$262,165	32.8%

Units shipped (tons)
Structural	1,411	1,013	398	39.3%
Bar	313	270	43	15.9%

Total	1,724	1,283	441	34.4%

Average sales price per ton
Structural	$562	$557	$5	0.9%
Bar	573	643	(70)	(10.9)%
Total	564	575	(11)	(1.9)%

Net sales	$1,061,184	$799,019	$262,165	32.8%
Costs and expenses (income)
Cost of products sold	859,691	647,976	211,715	32.7%
Selling, general and administrative	34,637	21,159	13,478	63.7%
Interest	24,036	36,101	(12,065)	(33.4)%
Other income, net	(9,760)	(3,751)	(6,009)	160.2%

	908,604	701,485	207,119	29.5%

Income before income taxes	152,580	97,534	55,046	56.4%
Income taxes	51,582	34,151	17,431	51.0%

Net income	$100,998	$63,383	$37,615	59.3%

Net sales. Net sales increased $262.2 million to $1.061 billion from the prior year period. Shipments increased 34.4% to a level of 1.7 million tons, as demand for structural products remained strong. Shipping volumes of bar products were 15.9% higher compared to the prior year period. Average selling prices decreased 1.9% from the prior year period reflecting a lower mix of special bar quality shipments. The increase in shipping volumes accounted for approximately $253.4 million of increased net sales, while decreased pricing for rolled product accounted for approximately $18.6 million of decreased net sales. Delivery fees increased by 59.4% due to the increase in shipments and higher fuel costs.

Cost of products sold. Cost of products sold including depreciation and amortization was $859.7 million, an increase of $211.7 million from the prior year period. The increase was due primarily to the higher shipping levels and a 34% increase in energy expense per ton.

Selling, general and administrative. Selling, general and administrative expense increased $13.5 million from the prior year period as an increase in incentive expense of $7.8 million and an increase in bad debt expense of $1.0 million combined with generally higher expenses in the current year period for employee wages and professional services incurred in connection with being a public company.

Interest. Interest expense of $24.0 million decreased $12.1 million from the prior year period and was reflective of changes in our capitalization structure described in note 5 of the consolidated financial statements. Interest was charged on the balance due TXI that primarily resulted from cash advances received for the construction of production facilities until our current capital structure was put in place on July 6, 2005.

Other income, net. Other income, net increased by $6.0 million to $9.8 million due to higher miscellaneous sales in the current year period.

Income taxes. The provision for income taxes of $51.6 million increased $17.4 million from the prior year period due to the increase in pretax results and a lower effective tax rate in the current period as a result of the provisions of the Jobs Creation Act. The impact of the Jobs Creation Act resulted in an estimated annualized effective tax rate of 33.8% for the current period compared to 35.0% for the prior year period.

Net income. Net income improved $37.6 million to $101.0 million from the prior year period due to the factors discussed above.

Financial Condition, Liquidity and Capital Resources

Net working capital at February 28, 2006 increased $32.5 million to $357.3 million from May 31, 2005, reflecting a $55.3 million increase in current assets and a $22.8 million increase in current liabilities. Significant changes in the components of current assets included increases in cash and cash equivalents of $36.8 million and short-term investments of $106.2 million. Inventories declined $66.6 million as shipments exceeded production in the nine-month period ended February 28, 2006. Accounts receivable-net increased $17.5 million due to higher sales in the month of February 2006 compared to May 2005 and the shorter collection month. All net balances with TXI were contributed to our capital during the current year period. Trade accounts payable decreased $12.0 million, while accrued wages, taxes and other items increased $34.8 million primarily due to increases in employee wages and benefits of $13.4 million, income taxes payable of $15.2 million and interest payable of $3.9 million.

In June 2005, we entered into our Credit Facility which provides up to $150.0 million of available borrowings and we issued $300.0 million aggregate principal amount of our Senior Notes. We used $50.0 million of borrowings from our Credit Facility and the net proceeds from our Senior Notes to pay a cash dividend of $341.1 million to TXI on July 6, 2005 in connection with the spin-off. The Company had no outstanding borrowings under the Credit Facility during the six months ended February 28, 2006; however, $1.6 million of the facility was utilized to support letters of credit. The amount borrowed under the Credit Facility will fluctuate based upon our cash flow and working capital needs.

In addition to cash and cash equivalents of $46.1 million and short-term investments of $106.2 million at February 28, 2006, our primary sources of liquidity are cash provided from operations and borrowings available under the Credit Facility. We fund working capital requirements and capital expenditures primarily with cash from operations. In addition, we lease certain mobile and other equipment used in our operations under operating leases that in the normal course of business are renewed or replaced by subsequent leases.

We believe the net cash provided by our operating activities, supplemented as necessary with borrowings under the Credit Facility, and existing cash and cash equivalents and short-term investments will provide sufficient resources to meet our working capital requirements, debt service and other cash needs over the next year.

Cash flows

Net cash provided by operating activities increased $194.4 million in the nine-month period ended February 28, 2006 to $205.0 million, compared to the prior year period. An increase in cash provided by changes in inventories of $133.7 million was due to higher shipping volumes in the current year period. Net income and the related effect of deferred income taxes increased cash flows $12.5 million compared to the prior year period. Cash provided by the change in accrued wages, taxes and other items increased $37.0 million primarily due to increases in employee wages and benefits of $13.4 million and current income taxes payable of $15.2 million.

Net cash used by investing activities was $118.7 million in the current period compared to $14.7 million in the prior period. Purchases of available-for-sale securities used cash of $1.427 billion and sales of available-for-sale securities provided cash of $1.321 billion. Capital expenditures were $11.9 million in the current period and $14.3 million in the prior period. Capital expenditures for normal replacement and improvement of our existing equipment are currently estimated to be approximately $25 million over the next 12 months.

Net cash used by financing activities in the current year period was $49.5 million which consisted of long-term borrowings of $350.0 million, debt retirements of $50.0 million and debt issuance costs of $9.5 million under our loan agreements described below. In conjunction with our spin-off, we paid a cash dividend to TXI of $341.1 million in the current year period. Net cash provided by issuance of common stock for the exercise of company stock options was $1.1 million in the current year period.

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

Impact of the distribution and separation from TXI

On June 16, 2005, we entered into the Credit Facility which provides up to $150.0 million of available borrowings. The Credit Facility includes a $25.0 million sub-limit for letters of credit of which $1.6 million was outstanding at February 28, 2006. Any outstanding letters of credit are deducted from the borrowing availability under the Credit Facility. Amounts drawn under the Credit Facility bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.50% and the prime rate) plus a margin of up to 1.00%. The interest rate margins are subject to adjustments based on our leverage ratio. The commitment fee calculated on the unused portion of the Credit Facility ranges from 0.25% to 0.50% per year based on our leverage ratio. The Credit Facility matures June 16, 2010 and may be terminated by us at any time. The Credit Facility is secured by security interests in all of or most of our existing and future accounts and inventory, certain related personal property and in all of the equity interest in present and future domestic subsidiaries and 66% of the equity interest in present and future foreign subsidiaries. The Credit Facility contains covenants restricting, among other things, prepayment or redemption of our other debt, distributions, dividends, and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. During the three months ended August 31, 2005, we borrowed and repaid $50.0 million under the Credit Facility. The Company did not borrow any funds under the Credit Facility during the six months ended February 28, 2006; however, $1.6 million of the facility was utilized to support letters of credit. The amount borrowed under the Credit Facility will fluctuate based upon our cash flow and working capital needs.

In addition, on July 6, 2005, we issued $300.0 million aggregate principal amount of our Senior Notes due July 15, 2013. Interest is due semi-annually on January 15th and July 15th. The Senior Notes are unsecured and will effectively be subordinated in right of payment to all of our existing and future senior secured debt, including borrowings under our Credit Facility. All of our consolidated domestic subsidiaries have guaranteed our Senior Notes. The guarantees are full and unconditional and are joint and several. For periods prior to the quarter ended August 31, 2005, we had no significant assets or operations independent of our investment in our subsidiaries. The indenture governing the Senior Notes contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem stock, make investments, sell assets, incur liens, enter into agreements restricting the ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our or their assets. As of February 28, 2006, we were in compliance with all loan covenants.

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

Environmental matters. We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal and wastewater discharge. We believe we are in substantial compliance with applicable environmental laws and regulations; however, from time to time we receive claims from federal and state environmental regulatory agencies and entities asserting that we are or may be in violation of certain environmental laws and regulations. Based on our experience in dealing with such claims in the past and the information currently available to us regarding any potential or outstanding claims, we believe that such claims will not have a material impact on our financial condition or results of operations. Despite our compliance and experience, it is possible that we could be held liable for future charges which might be material but are not currently known or estimable. However, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures by us.

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

ITEM 1. LEGAL PROCEEDINGS.

The information required by this item is included in note 9 to the consolidated financial statements, “Legal Proceedings and Contingent Liabilities” presented in Part I on pages 17-18 and is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Effective as of April 11, 2006, the Company entered into Amended and Restated Change of Control/Severance Agreements with certain of its officers, including, each of its four most highly compensated officers (other than its Chief Executive Officer). The amended and restated agreements are identical to the Change of Control/Severance Agreements adopted on January 13, 2006, except that in connection with an event triggering payment of benefits to an officer, the amended and restated agreements will require (in addition to the previously reported benefits) (i) continuation of medical and dental benefits and placement services for a period of two years and (ii) payment of an amount equal to up to twice the incentive compensation paid to the officer with respect to the fiscal year immediately preceding the occurrence of such event. Previously the Change of Control/Severance Agreements required payment of up to one and one-half times the officer’s base salary for a period of two years. The Amended and Restated Change of Control/Severance Agreements reduce that potential payment to an amount equal to one times the officer’s base salary for such period. After review of similar agreements, the Board of Directors determined that such changes were necessary to make the benefits to be provided by the Company’s change of control agreements more competitive.

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

Form of Notation of Guarantee (incorporated herein by reference to Exhibit 4.3 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file number 000-51307)

4.4	-

Form of Chaparral Steel Company’s 10% Senior Note due 2013 (incorporated herein by reference to Exhibit 4.4 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file number 000-51307)

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

Chaparral Steel Company Financial Security Plan (including form of agreement) (incorporated herein by reference to Exhibit 10.8 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file 000-51307)

10.9	-

Employment Agreement, effective as of January 13, 2006, between Chaparral Steel Company and Tommy A. Valenta (incorporated herein by reference to Exhibit 10.9 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file 000-51307)

10.10	-

Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement (incorporated herein by reference to Exhibit 10.10 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file 000-51307)

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

Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file number 000-51307)

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

10.23	-	Form of Amended and Restated Change of Control/Severance Agreement entered into with the officers of Chaparral Steel Company (other than the Chief Executive Officer) effective as of April 11, 2006*

15.1	-	Letter Re: Unaudited Interim Financial Information*

31.1	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	-	Section 1350 Certification of Principal Executive Officer*

32.2	-	Section 1350 Certification of Principal Financial Officer*

*	Filed herewith. The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL STEEL COMPANY

April 13, 2006	/s/ J. Celtyn Hughes
J. Celtyn Hughes
Vice President and Chief Financial Officer
(Principal Financial Officer)

April 13, 2006	/s/ M. Kevin Linch
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

Form of Notation of Guarantee (incorporated herein by reference to Exhibit 4.3 to Chaparral Steel Company’s Quarterely Report on Form 10-Q for the quarter ended November 30, 2005, file number 000-51307)

4.4	-

Form of Chaparral Steel Company’s 10% Senior Note due 2013 (incorporated herein by reference to Exhibit 4.4 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file number 000-51307)

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

Chaparral Steel Company Financial Security Plan (including form of agreement) (incorporated herein by reference to Exhibit 10.8 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file number 000-51307)

10.9	-

Employment Agreement, effective as of January 13, 2006, between Chaparral Steel Company and Tommy A. Valenta (incorporated herein by reference to Exhibit 10.9 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file number 000-51307)

10.10	-

Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement (incorporated herein by reference to Exhibit 10.10 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file number 000-51307)

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

Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file number 000-51307)

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

10.23	-	Form of Amended and Restated Change of Control/Severance Agreement entered into with the officers of Chaparral Steel Company (other than the Chief Executive Officer) effective as of April 11, 2006*

15.1	-	Letter Re: Unaudited Interim Financial Information*

31.1	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	-	Section 1350 Certification of Principal Executive Officer*

32.2	-	Section 1350 Certification of Principal Financial Officer*

*	Filed herewith