Form 10-K
period 2006-05-31
Chaparral Steel CO
filed 2006-07-24
CIK 1319048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 000-51307

CHAPARRAL STEEL COMPANY

(Exact name of registrant as specified in its charter)

Delaware	20-2373478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Ward Road Midlothian, Texas	76065
(Address of principal executive offices)	(Zip Code)

(972) 775-8241

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, Par Value $0.01 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of November 30, 2005 (computed by reference to the price at which the common equity was last sold on such date as reported by the Nasdaq Global Select Market ) was $527,755,375.

There were 23,106,857 shares of common stock, $0.01 par value per share, outstanding on July 3, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Stockholders to be held August 29, 2006, are incorporated by reference into Part III.

For purposes of this Annual Report, references to the “Company,” “we,” “us,” “our” and “Chaparral” mean Chaparral Steel Company collectively with all of our subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements.” Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” or “anticipate” and other similar words. Such forward-looking statements may be contained in the sections “Business,” “Industry Overview,” “Our Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Forward-looking statements include statements concerning:

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

Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Annual Report. Each forward-looking statement speaks only as of the date of the particular statement. We urge you to review carefully “Item 1A. “Risk Factors” in this Annual Report for a more complete discussion of the risks of owning our common stock.

CHAPARRAL STEEL COMPANY

PART I

ITEM 1. BUSINESS.

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

The market for structural steel, our primary steel product, is a niche market in the U.S. steel industry, with supply totaling approximately 8.7 million tons in 2005, or approximately 6.8% of total U.S. steel supply. Structural steel products include wide flange beams, standard beams, channels and other shapes that are primarily used in commercial, retail, industrial, institutional and warehouse construction. Additional markets for these products include manufactured housing and public works.

The U.S. steel industry, including the market for structural steel products, is currently experiencing a period of strong profitability due in part to the following factors:

•	higher global levels of demand for steel driven by increased economic activity;

•	recent consolidation trends in the industry;

•	the weakness of the U.S. dollar relative to other major currencies; and

•	higher maritime transportation costs.

These factors have contributed to strong steel prices and profitability for U.S. producers as increases in pricing have outpaced increases in raw materials costs. The improving U.S. economy has contributed to higher global demand for steel products. Further recovery in domestic non-residential construction will strengthen demand. Competition from foreign producers has historically been strong, but imports of structural products have declined from their high levels due to the factors previously noted.

The following chart highlights the cyclical nature of the non-residential construction industry and the correlation between the usage of structural steel and non-residential construction activity.

Source: FW Dodge for non-residential construction; AISA for U.S. structural steel.

Steel bar products consist of specialty bar products and reinforcing bar, a commodity product. In calendar 2005, the hot-rolled bar (including specialty bar) and reinforcing bar markets in the United States were approximately 9.9 million and 8.9 million tons, respectively. Specialty bar products include merchant bar quality products and special bar quality products or engineering steels that are used in applications where the service conditions or component design requirements are exacting. Such applications include oil country goods, automotive and defense components, off-highway equipment, industrial hardware and tools. Because higher quality specifications are required to make these products, fewer bar producers compete for this market. Reinforcing bar is used in concrete structures to increase tensile strength. It is relatively easy to make and is therefore made by a large number of producers, resulting in a regional market for this product.

OUR BUSINESS

We were incorporated in Delaware on February 22, 2005, as a wholly-owned subsidiary of Texas Industries, Inc. (“TXI”) to serve as the holding company for its steel business in anticipation of our spin-off. On July 29, 2005, the spin-off was completed and we became an independent, public company. We are the second largest producer of structural steel products in North America, based on tons shipped in the 2005 calendar year. We are also a major producer of steel bar products. We operate two mini-mill plants located in Midlothian, Texas and Dinwiddie County, Virginia that together have an annual production capacity of approximately 2.6 million tons of steel. We began operations in our Texas plant in July 1973 as a mini-mill producer of steel bar products with an annual capacity of 0.25 million tons and have since grown through internal expansion. In 1999, we completed construction of our modern structural steel plant in Virginia, which nearly doubled our structural steel capacity and expanded our product line.

We utilize mini-mill technology, whereby recycled scrap steel is melted in electric arc furnaces, and continuous casting systems form the molten steel into a broad range of products. For the year ended May 31, 2006 we shipped 2.3 million tons of finished product and generated sales of $1.5 billion. For the year ended

May 31, 2005 we shipped 1.8 million tons of finished product and generated sales of $1.1 billion. Recent profitability has been high despite low levels of non-residential construction, the primary driver of demand for our products. We believe non-residential construction will continue to recover resulting in increased production and sales.

Through our plant expansions and product innovation, we have significantly expanded and diversified our product mix. We currently manufacture over 230 different types, sizes and grades of structural steel and steel bar products. Our structural steel products include wide flange beams, channels, piling products and other shapes, and our steel bar products include specialty bar products and, to a lesser extent, reinforcing bar. The following table summarizes our net sales by product line.

	Year Ended May 31,
	2006	2005	2004
	(in thousands)
Net sales
Structural mills	$1,103,075	$790,789	$643,043
Bar mill	239,886	238,934	177,967
Other products	41,871	32,254	27,076
Delivery fees	81,897	54,399	57,238

	$1,466,729	$1,116,376	$905,324

We market our products throughout the United States, Canada and Mexico, and to a limited extent in Europe. We sell to steel service centers and steel fabricators for use in the construction industry, as well as to cold finishers, forgers and original equipment manufacturers for use in the railroad, defense, automotive, manufactured housing and energy industries.

Our Strengths

Low Cost Producer and Supplier. The following factors enable us to be a low-cost producer and supplier of steel products:

•

Modern Plants with Low Ongoing Capital Requirements. We believe our steel plants are among the most modern and efficient in the industry. Our electric arc furnaces are periodically upgraded and maintained to yield high levels of efficiency. In addition, the employment of continuous casting and automated rolling mill technology gives our plants a strong competitive position. Both of our plants utilize our patented near net shape casting technology that was developed by our employees. Our Virginia plant utilizes a vertical shaft electric arc furnace that enables us to pre-heat our recycled steel scrap prior to melting, thus significantly reducing our energy costs. By using the latest technology available, the shaft furnace is among the most energy efficient in the world. Because our plants are modern and efficient, we expect the capital requirements of our plants for the foreseeable future to be low.

•

On-Site Shredder Operations. The most significant component of our operating costs is scrap steel. Shredded steel represents approximately 40% of the raw material mix that is melted in electric-arc furnaces. We believe we are one of the only domestic structural steel producers with on-site scrap shredders at our plants. Our Texas plant benefits from the operation of our steel shredder, which currently supplies a major portion of the plant’s shredded steel requirements. We have outsourced the operation of our shredder at our Virginia plant to a third party, the operation of which began in the fourth quarter of fiscal year 2005. The shredders enable us to purchase lower cost, readily available, unprocessed recycled steel scrap rather than high cost, preprocessed recycled steel scrap. We believe this flexibility in acquiring a range of scrap types leads to a lower overall cost of scrap.

•

Efficient, Non-Union Workforce. Our flexible, non-union workforce allows us to maintain high levels of labor efficiency without incurring material post-retirement employee liabilities. All of our employees participate in incentive compensation plans that award compensation for meeting and exceeding selected operational goals. We believe our competitive compensation and benefit packages as well as our organizational structure and employee practices enable us to attract and retain highly talented, motivated and productive employees who are committed to making us a leader in the steel industry.

•

Commitment to Innovation. We pride ourselves on being at the technical forefront of the steel industry. In 1982, we were one of the first companies to build and operate a structural steel mini-mill, and in 1991 we implemented our patented near net shape casting technology for structural steel. In addition, we have patented a number of recycling related processes. In our Texas plant, we license a patented process that we call STAR. The patented process separates the waste material from our shredding operations into distinct products such as aluminum, copper and coins, which are then sold. This further reduction in the net cost of scrap improves our competitive cost position.

Strategic Geographic Locations. Our facilities are near sources of scrap materials and a large portion of our customer base. This allows us to realize freight savings for inbound scrap as well as for outbound steel products destined for our customers. Our Virginia plant is the closest structural steel plant to the northeastern region of United States, which is the highest consuming region of structural products in North America. Our Texas mill is located in a region that generates an abundance of scrap, which we believe provides us with a competitive advantage as one of the largest consumers of scrap in the region.

Diversified Product Mix and End-User Markets. Our products include over 230 different types, sizes and grades of structural steel and steel bar products. Our structural steel products include wide flange beams, channels, piling products and other shapes and our steel bar products include specialty bar products and, to a lesser extent, reinforcing bar. Our steel products are sold to steel service centers and steel fabricators for use in the construction industry, the public works sector and to cold finishers, forgers and original equipment manufacturers for use in the railroad, defense, automotive, manufactured housing and energy industries. We believe this diversified mix of products enables us to access a broad range of end-user markets, serve a broad customer base and reduce our exposure to cyclical downturns. With our commitment to innovation, we are continuously working to develop more steel products for our customers. For example, we have developed the capacity to make piling products for retaining wall applications used primarily in the public works sectors. Our Virginia plant provides the capability to produce Z sheet piling products, which are high margin steel products used primarily in retaining wall applications. Demand for Z sheet piling is driven primarily by public works instead of non-residential construction, and has historically been met by imports. We believe our Virginia plant is one of only four steel mills in the world that produce hot rolled Z sheet piling.

Long-Standing, Diverse Customer Relationships. We have established a solid base of long-standing relationships with a highly diversified customer base. No single customer represented more than 10% of our revenues in fiscal year 2006. We believe our long-standing relationships help to provide additional stability to our operating performance and make us a preferred supplier. We are committed to meeting customer requirements. We strive to maintain modern equipment at our facilities and to adopt new and innovative production technologies, all with the objective of meeting our customers’ needs.

Strong Management Team and Entrepreneurial Corporate Culture. Over the last several years, the structural steel niche of the U.S. steel industry has endured periods of intense competition from domestic and foreign producers. During this time, the steel industry has undergone significant consolidation. The industry has operated in an environment that rewarded efficient, innovative operations and strong management. We believe our industry position demonstrates the strength and vision of our management team. We also believe our corporate culture and operating philosophy creates an environment that drives our innovation and brings an entrepreneurial spirit to us. Empowerment is a core concept of our management model. We empower our employees to make the decisions necessary to efficiently run their operations and to meet our corporate mission. Management’s responsibility is to provide our employees with the tools and resources to make these decisions.

Our Strategy

Maintain Our Low Cost Profile. We are focused on continuing to maintain one of the lowest operating cost structures in the steel segments we serve. We will continue to optimize the use of our equipment, enhance our productivity, apply new technologies and encourage our employees to further reduce our cost of production.

Expand Our Product Offerings. We intend to build on our low cost profile, our customer focus and our innovative culture to develop new and expand existing product lines. We produce commercial quantities of piling products desired by the public works sector, and we believe we are now the only steel company in North America that has developed this capability and is making a wide range of preferred piling products. Our range of structural products has expanded from light and small beams that addressed less than 22% of the market in 1982 to today’s offering that covers almost the entire product range needed for non-residential construction. The commodity bar products we produced when we started making steel over thirty years ago are a very small part of our current product offerings. Today our bar products principally address high value added niche markets and we are building on expanded capabilities in our bar mill to meet growing customer needs and requirements. Entering and expanding our product offering in the specialty bar market has further separated us from the commodity markets.

Provide Superior Customer Service. We work to understand our customers to provide them with value-added solutions. We extend our focus to users of our products throughout the distribution channel. This includes owners, developers, engineers and architects as well as service center operators and fabricators. As an example, our Fast-Frame process is designed to reduce the construction period for building projects, thereby accelerating revenue generation to developers and reducing their cost of capital for the project.

Maintain Strong Financial Position and Financial Flexibility. We believe our capital structure provides us a conservative financial profile and flexibility. Our strong balance sheet allows us to be opportunistic regarding strategic investments, to build strong relationships with our customers and suppliers and to recruit and retain the best employees.

Selectively Pursue Additional Growth through a Disciplined Approach to Acquisitions. We are focused on enhancing our product offerings and strengthening our market position to continue to improve our competitive position. We believe we have opportunities for future growth through internal product expansions and selective acquisitions. We intend to pursue opportunities to grow our business that we believe will add value and meet our return requirements.

Our Plants and Products

Our steel plants, located in Midlothian, Texas and Dinwiddie County, Virginia, produce a broader array of steel products than a traditional mini-mill. We use our patented near net shape casting technology at both facilities. This process involves casting molten steel into a shape that is closer to a product’s final shape than traditional casting methods. This technology provides energy and capital cost savings in the making of wide flange beams and other structural steel products. The Texas plant has two electric arc furnaces with three continuous casters that feed semi-finished billets to a bar mill, a medium structural mill and a large structural mill. Finished (rolled) products produced include standard beams up to twenty-four inches wide, merchant bar quality rounds, special bar quality rounds, reinforcing bar, H-piling, flat sheet piling and channels. The Virginia plant has one electric arc furnace and in-line processing units consisting of two near-net shape casters and a sophisticated rolling mill. Finished products include standard beams up to thirty-six inches wide, sheet piling and H-piling.

The annual capacities of the plants are as follows:

Location	Annual Productive Capacity (Tons)	Approximate Plant Square Footage
Texas:
Melting	1,800,000	275,000
Rolling	1,600,000	615,000

Virginia:
Melting	1,300,000	220,000
Rolling	1,000,000	460,000

The bar and structural mills produced approximately 2.2 million tons of finished products in the fiscal year ended May 31, 2006, 1.9 million tons in fiscal year 2005 and 2.1 million tons in fiscal year 2004.

Sales and Marketing

Our sales organization markets our steel products throughout the United States, Canada and Mexico, and to a limited extent in Europe. Foreign sales, including Canada and Mexico, represented 11.4%, 12.7%, and 11.7% of our total sales for fiscal years 2006, 2005 and 2004, respectively, and no individual country represented more than 10% of total sales during any such period.

To serve our customer base, we have a dedicated sales force of 34 employees, who are principally aligned along product lines. Management directs our overall sales strategy, which our sales group implements. Orders are generally filled the next day and are cancelable. Delivery of finished products is accomplished by common carrier, customer-owned trucks, rail, overseas container or barge.

Customers

We sell our products to a highly diversified customer base representing various steel consuming markets. Our customers are primarily in the Southwest and the eastern seaboard of the United States. No single customer represented more than 10% of our total consolidated revenues in fiscal year 2006.

A significant portion of our sales are to steel service centers, fabricators and processors. These customers typically act as intermediaries between steel producers and various end-user manufacturers that require further processing or inventory programs. The additional services performed by steel service centers and processors include cutting to length, providing camber, drilling holes, splitting the product, and minimizing load size. We also sell to cold finishers, forgers and original equipment manufacturers for use in the railroad, defense, automotive, manufactured housing and energy industries. Our special bar quality customers transform our hot-rolled steel bars into a variety of demanding end-use components through processes such as forging, cold-finishing, machining and heat treating. We do not place heavy reliance on franchises, licenses or concessions.

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

Steel mini-mills consume large amounts of electricity and natural gas. The electric industry has been deregulated in Texas since January 2002. The Texas plant purchases electricity through a local retail electric provider using various long and short term supply arrangements. We have entered into agreements to purchase minimum amounts of electricity and natural gas for our Texas facility. As of May 31, 2006, our commitments under these agreements extend through October 2006 which will allow our production facility to operate without the threat of interruption caused by volatile energy prices during the summer months and the majority of the Gulf Coast hurricane season. The Commonwealth of Virginia is in transition to a deregulated market for electricity. Electricity for the Virginia plant is purchased through the local utility under an interruptible supply contract with periodic adjustments for fuel costs. Natural gas is purchased from local gas marketers and delivered to our plants through local transportation agreements. Historically, we have not used financial instruments to mitigate price fluctuations on such purchases, however we may use such financial instruments when appropriate. We believe adequate supplies of electricity and natural gas are readily available, although some fluctuations in supply and cost will occur.

Competition

All of the markets in which we participate are highly competitive. We compete on the basis of price, quality and the ability to meet our customers’ product needs and delivery schedules.

We compete with domestic and international producers of steel products. Our principal domestic competitors in structural products are Nucor Corporation and Steel Dynamics, Inc. Other domestic competitors include Gerdau AmeriSteel Corporation, Commercial Metals Company and Bayou Steel Corporation. Our domestic competitors in bar products include Nucor Corporation, Quanex—MACSTEEL and Republic Engineered Products LLC. Depending on economic conditions, from time to time international producers have entered our markets by offering steel delivered to port cities. These international producers include Arcelor, Corus, Gerdau, Mittal, Nizhny Tagil, INI Steel, Wuhan Iron and Steel, Dragon Steel, Hiveld, Salzgitter and Iscor. Certain of the foreign and domestic competitors, including both large integrated steel producers and mini-mills, have substantially greater assets and larger sales organizations than ours.

The steel industry is highly cyclical and subject to significant fluctuations in demand as a result of macroeconomic changes in global economies, including those resulting from currency volatility. The global steel industry has historically been characterized by overcapacity, which has at times resulted in downward pressure on steel prices and gross margins. On occasion, steel imports into the United States have decreased our prices and negatively affected our operating results.

Employees

At July 1, 2006, we had approximately 1,450 employees, none of whom are represented by unions.

Research and Development

In the course of our operations we continually work to enhance our production processes and develop new or improved products. We have been successful in producing our patented PZC piling, a new type of Z piling which we achieved through the use of research and development technologies such as computer modeling and trial rollings of metallic lead bars on a scaled down research rolling mill. Our new PZC piling features a ball-in-socket interlock connection that we believe is superior to connectors used in much of the world.

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

Seasonality

While there is generally no seasonality in demand for our products, production at the mills is shutdown periodically for up to two weeks to conduct comprehensive maintenance and to install capital improvements. Normal maintenance is performed throughout the year.

Environmental

We are subject to federal, state and local environmental, health and safety laws and regulations including the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act, and the Clean Water Act. These laws and regulations address, among other matters, electric arc furnace dust disposal, air emissions and storm water discharge. We believe we are in substantial compliance with applicable environmental laws and regulations; however, from time to time we receive claims from federal, state and local regulatory agencies and entities, as well as from private parties, asserting that we are or may be in violation of certain of these laws and regulations. Based on our experience in dealing with such claims in the past and the information currently available to us regarding any potential or outstanding claims, we believe that such claims will not have a material impact on our financial condition or results of operations. Despite our compliance and experience, it is possible we could be held liable for future charges that might be material but are not currently known or estimable. In addition, changes in applicable laws, regulations or requirements or discovery of currently unknown conditions could require us to make additional expenditures, interrupt production or hinder our ability to build new or expand production facilities. See “Risk Factors—Risks Related to Our Company” for more detail.

Under RCRA, CERCLA (Comprehensive Environmental Response, Compensation, and Liability Act), and similar state programs, the owners of certain facilities that manage hazardous wastes are required to investigate and, if appropriate, remediate historic environmental contamination. All of our facilities are or may be subject to a corrective action program or other laws and regulations relating to environmental remediation, including projects relating to the reclamation of industrial properties.

The U.S Environmental Protection Agency (the “EPA”) is expected to propose regulations under the Clean Air Act in the near future aimed at reducing emissions of certain metals and volatile organic compounds into the air. In addition, laws have been passed in Texas, Virginia and other states that will reduce the amount of mercury in the scrap metal we recycle and thus the amount of mercury emitted from our plants. Additionally, the steel industry, automobile industry, automobile dismantlers, scrap metal recycling industry, states, and environmental groups are participating in an EPA-sponsored initiative to develop a nationwide, voluntary program to reduce the amount of mercury in scrap metal destined for recycling. We expect to participate in this program by contributing to an implementation fund and by developing and implementing company-specific means to strongly encourage our suppliers and others in the supply chain to participate in this voluntary program.

The implementation of the Clean Air Act may cause additional environmental requirements, such as additional requirements resulting from revisions to national ambient air quality standards and designation of new nonattainment areas. These additional requirements may have significant impacts on us in the future, although whether and how they will affect us may not be determined for many years. We also may be affected if federal, state or local governments begin to regulate emissions of greenhouse gases such as carbon dioxide. We cannot predict what requirements might be imposed on our operations or the timing of such requirements. Consequently, we are not able to evaluate the cost of future Clean Air Act requirements.

Our facilities also are subject to a variety of permitting requirements under the Clean Water Act, which restricts the type and amount of pollutants that may be discharged from regulated sources into receiving bodies of waters, such as rivers, lakes and oceans. Our facilities are designed to operate without discharging process wastewater. Our facilities are subject to, and in compliance with, storm water discharge permits issued under an EPA program that has been delegated to the states.

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

Principal Executive Offices and Additional Information

Our principal executive offices are located at 300 Ward Road, Midlothian, Texas 76065. Our telephone number is (972) 775-8241 and our website is www.chapusa.com. We do not intend for information contained on our website to be part of this Annual Report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available, free of charge, on the Investor Relations web page of our website under the caption “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. Information relating to our corporate governance including our Corporate Governance Guidelines and Bylaws, our Ethical Business Conduct Policy for all directors, officers, and employees, our Code of Ethics for CEO and Senior Financial Officers, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in our securities by directors and executive officers, is available at our website under the captions “Corporate Governance” and “SEC Filings”. Paper copies of these filings and corporate governance documents are available to stockholders without charge by written request to Investor Relations, 300 Ward Road, Midlothian, Texas 76065. All materials that we file with the SEC are available at the SEC’s Public Reference Room, 100 F Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. All materials that we file with the SEC are also available at the website maintained by the SEC, http://www.sec.gov.

RECENT DEVELOPMENTS

We were incorporated in Delaware on February 22, 2005, as a wholly-owned subsidiary of TXI to serve as the holding company for its steel business in anticipation of our spin-off. In anticipation of the spin-off, we and TXI engaged in the transactions described below.

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

On June 16, 2005, we entered into a senior secured revolving credit facility (the “Credit Facility”) which provides up to $150 million of available borrowings. On July 6, 2005, we borrowed $50 million under the Credit Facility. In addition, on July 6, 2005, we issued $300 million aggregate principal amount of 10% senior notes (the “Senior Notes”) due July 15, 2013. We used the net proceeds from the Credit Facility and Senior Notes to pay a cash dividend of $341.1 million to TXI on July 6, 2005.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below and all the other information contained in this Annual Report in evaluating us and our common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our business and operations. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below or elsewhere in this Annual Report.

Risks Related to Our Spin-Off from TXI

We have a limited history operating as an independent public company upon which you can evaluate us.

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

TXI no longer has an obligation to perform any corporate or public company functions for us. We have created our own, or engaged third parties to provide, corporate and public company functions to replace those previously performed by TXI. We may incur costs for these functions that are higher than the amounts reflected in our historical financial statements.

As a stand-alone company following the spin-off, our results may be different from those indicated by our historical financial statements.

The historical financial information we have included in this Annual Report may not reflect what our results of operations, financial position and cash flows would have been had we been an independent company during the periods presented or what our results of operations, financial position and cash flows will be in the future, for the following reasons:

•

while our historical results of operations include all costs of our steel business, our historical costs and expenses are not necessarily indicative of the costs that would have been or will be incurred by us as an independent public company;

•	we have not made adjustments to our historical financial information to reflect changes that have occurred in our cost structure, financing and operations as a result of our spin-off from TXI; and

•	our historical effective tax rate may not be indicative of our future effective tax rate due to changes in tax laws and the mix of our earnings in the various states where we operate.

Therefore, our historical financial statements may not be indicative of our future performance as an independent company.

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

Under current Internal Revenue Service policy, advance rulings will not be issued for certain significant aspects of spin-off transactions. Therefore, TXI did not apply for an advance ruling from the IRS with respect to the U.S. federal income tax consequences of the distribution. Opinions of counsel are not binding on the courts or the IRS, and the conclusions expressed in the opinion delivered to TXI could be challenged by the Internal Revenue Service (the “IRS”).

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

In connection with the spin-off, we entered into a tax sharing and indemnification agreement with TXI. In the tax sharing and indemnification agreement, we agreed that, among other things, we will not take any actions that would result in any tax being imposed on the spin-off. Further, we may not repurchase any of our stock for two years following the spin-off except in certain circumstances permitted by the IRS guidelines. We may, however, take certain actions prohibited by the tax sharing and indemnification agreement if we provide TXI with an unqualified opinion of tax counsel or a private letter ruling from the IRS, acceptable to TXI, to the effect that these actions will not affect the tax-free nature of the spin-off. These restrictions could substantially limit our strategic and operational flexibility, including our ability to finance our operations by issuing equity securities, make acquisitions using equity securities, repurchase our equity securities, raise money by selling assets or enter into business combination transactions.

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

Risks Related to Our Company

We face significant competition, and some of our competitors have resources in excess of our available resources and less financial leverage than we do.

We compete with domestic and international producers of steel products. Competition within the steel industry, both domestically and worldwide, is intense and is expected to remain so. We compete on the basis of price, quality and the ability to meet our customers’ product needs and delivery schedules. The highly competitive nature of the steel industry has at times exerted downward pressure on prices.

Due to the high fixed cost nature of our business, our operating results may be significantly affected by relatively small changes in production volumes. In addition, some of our competitors are larger, have greater financial resources and may have less financial leverage or lower cost structures than we do. As a result, these competitors may cope better with downward pricing pressure and adverse economic or industry conditions than we would. See “Business—Competition”.

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

Prices for energy and scrap are subject to market forces largely beyond our control, including demand by U.S. and international steel producers, freight costs and speculation. A combination of a weak U.S. dollar and exceptionally strong global demand for scrap has caused the price of domestic scrap to dramatically increase over the past three years. Integrated steel producer competitors are not as dependent as we are on scrap as a major part of their raw material melt mix. This may give them a raw material cost advantage over mini-mills during periods of high scrap costs relative to the cost of blast furnace iron used by the integrated producers, even with the higher costs they must currently pay for iron ore, coke, coking coal and other raw materials used in their iron making processes.

Our operations also require substantial amounts of other raw materials, including various types of alloys, refractories, oxygen, natural gas and electricity, the price and availability of which are also subject to market conditions. Price increases (to the extent we are not able to pass such increases on to our customers) or the disruption of the supply of these products could adversely affect our results of operations.

Our debt could adversely affect our cash flow available to fund our business needs and have other consequences adverse to our business.

Our Long-term Debt is approximately $300 million. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Impact of the distribution and separation from TXI.” Our debt could have important consequences. For example, it could:

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

The terms of the indentures governing our Senior Notes, our Credit Facility and our other debt agreements will allow us to issue and incur additional debt upon satisfaction of certain conditions. If new debt is added to current debt levels, the related risks described above could increase.

We will require a significant amount of cash to service our debt. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on, or repay or refinance, our debt and to fund planned capital expenditures, depends largely upon the availability of financing through our bank credit facility and our future operating performance. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on our satisfaction of the covenants in our Credit Facility, our Senior Notes and our other debt agreements, and other agreements we may enter into in the future.

Specifically, we will need to maintain certain financial ratios, including a leverage ratio and an interest expense coverage ratio. Although we generated $157.1 million and $78.1 million of net income for the years ended May 31, 2006 and 2005, we experienced net losses of $5.3 million, $64.1 million and $13.2 million or fiscal years 2004, 2003 and 2002, respectively. We cannot be assured we will continue to be profitable or that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our bank credit facility or from other sources in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service requirements, we may have to renegotiate the terms of our debt or obtain additional financing.

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

Our Credit Facility restricts, and the indentures governing the Senior Notes and the terms of any future debt may restrict, or market or business conditions may limit, our ability to do any of these things. If none of these options were available to us on reasonable terms, a default could occur under our debt agreements which could permit the lenders to accelerate any indebtedness outstanding under our debt agreements.

The agreements governing our debt contain various covenants restricting our ability to prepay or repurchase our debt, otherwise limit our discretion in the operation of our business and could lead to acceleration of debt.

Our financing agreements impose operating and financial restrictions on our activities. Our bank credit facility requires us to comply with or maintain certain financial tests and ratios, including a leverage ratio and an interest expense coverage ratio. Our Credit Facility also limits our ability to prepay or repurchase our Senior Notes in certain circumstances. Restrictions contained in these financing agreements also limit or prohibit our ability and the ability of certain of our subsidiaries to, among other things:

•	make certain investments;

•	incur additional debt or sell preferred stock;

•	create liens;

•	make dividend payments or other payments from subsidiaries to us;

•	engage in consolidations and mergers or sell or transfer assets;

•	engage in transactions with our affiliates; and

•	sell stock in our subsidiaries.

Various risks and events beyond our control could affect our ability to comply with these covenants and maintain financial tests and ratios. If we cannot comply with the financial covenants in our bank credit facility, we may not be able to borrow under this facility. In addition, failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. In addition, lenders may be able to terminate any commitments they make to supply us with further funds. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by these agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We may not be able to obtain waivers or amendments of our financing agreements, if necessary, at acceptable terms or at all.

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

Many of the raw materials, products and by-products associated with the operation of any industrial facility, including those for the production of steel, contain chemical elements or compounds that might be designated as hazardous. Our steel facilities generate, in the same manner as other similar steel plants in the industry, electric arc furnace (“EAF”) dust that contains zinc, lead, chromium and cadmium. The EPA has designated this EAF dust, which is collected in baghouses, as hazardous waste. We have contracts with reclamation facilities in Mexico pursuant to which such facilities receive the EAF dust generated by us and recover the metals from the dust for reuse, thus rendering the dust non-hazardous. In addition, we routinely investigate alternative reclamation technologies and have implemented processes for diminishing the amount of EAF dust generated.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act”). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, corporate governance standards and internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act requires that management document and test our internal control over financial reporting and provide management’s conclusion in our Annual Report on Form 10-K for the fiscal year ending May 31, 2007, whether our internal control over financial reporting at May 31, 2007 is effective. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required and we may need to devote financial resources, additional time and personnel to legal, financial and accounting activities to ensure our ongoing compliance with public company reporting requirements. We cannot be assured that we will be able to implement any required changes to correct possible material weaknesses in internal control over financial reporting and sufficiently document and test the revised internal control procedures to make a positive conclusion as to the effectiveness of internal control over financial reporting by May 31, 2007.

Unexpected equipment failures, catastrophic events and scheduled maintenance may lead to production curtailments or shutdowns.

Due to the high fixed cost nature of our business, interruptions in our production capabilities may cause our productivity and results of operations to decline significantly during the affected period. Our manufacturing processes are dependent upon critical pieces of equipment, such as our steel furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers. This equipment may, on occasion, be out of service as a result of unanticipated failures or damaged during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We may in the future experience material plant shutdowns or periods of reduced production as a result of equipment failures or catastrophic events. We also have scheduled shut-downs every 12 to 24 months to refurbish our steel production facilities. Any interruption in production capability may require us to make significant capital expenditures to remedy problems. In addition lost production time could have a negative effect on our profitability and cash flows.

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

Our certificate of incorporation and bylaws and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of us, even when these attempts may be in the best interests of stockholders. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.”

Prior to the spin-off, we adopted a preferred stock purchase rights plan to encourage anyone seeking to acquire us to negotiate with our board of directors prior to attempting a takeover. While the plan was designed to guard against coercive or unfair tactics to gain control of us, the rights have certain anti-takeover effects. The rights will cause substantial dilution to any person or group who attempts to acquire a significant amount of common stock without approval from our board of directors. As a result, the overall effect of the rights may be to render more difficult or discourage or delay any attempt to acquire us. Because we can redeem the rights, the rights will not interfere with a merger or other business combination approved by our board. See Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

We entered into a tax sharing and indemnification agreement with TXI under which we agreed that, among other things, we may not, except in certain specified transactions, redeem our equity securities (or those of certain of our subsidiaries) for two years following the spin-off. Notwithstanding these restrictions, we may take certain actions prohibited by these covenants if we provide TXI with an IRS ruling or an unqualified opinion of tax counsel, acceptable to TXI, to the effect that these actions will not affect the tax-free nature of the spin-off.

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

The domestic and global steel industry has in the past been generally characterized by overcapacity, which can have a negative impact on domestic steel prices. Global overcapacity has sometimes resulted in high levels of steel imports into the United States, exerting downward pressure on domestic steel prices and resulting in, at times, a dramatic reduction in, or, in the case of many steel producers, the elimination of gross margins. In addition, in the case of certain product applications, we and other steel manufacturers compete with manufacturers of other materials, including plastic, aluminum, graphite composites, ceramics, glass, wood and concrete. Product substitution could also have a negative impact on demand for steel products and place downward pressure on prices.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

Our Midlothian, Texas steel plant is situated on approximately 1,711 acres that we own. The plant and other buildings occupy approximately 1,095,000 square feet. Our Texas plant has two electric arc furnaces with three continuous casters that feed billets to a bar mill, a medium structural mill and a large structural mill. Our Dinwiddie County, Virginia plant is situated on approximately 976 acres that we own. The plant and other buildings occupy approximately 789,000 square feet. Our Virginia plant has one electric arc furnace and in-line processing units consisting of two near-net shape casters and a sophisticated rolling mill.

ITEM 3. LEGAL PROCEEDINGS.

The information required by this item is included in the section of the Notes to Consolidated Financial Statements footnote entitled “Legal Proceedings and Contingent Liabilities” presented in Part II, Item 8 and incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock, Stockholders and Dividends.

The principal market for our common stock is the Nasdaq Global Select Market System. Our common stock is listed on the Nasdaq Global Select Market System under the symbol “CHAP.” On July 12, 2006, our board of directors approved a stock split effected in the form of a 100% common stock dividend. The record date will be August 15, 2006, the distribution date will be September 1, 2006 and the ex-dividend date will be September 5, 2006. The par value of our common stock remains $0.01 per share. The price of our common stock on July 3, 2006 was $72.48. Our common stock began trading on a “when issued” basis on July 22, 2005, so no information regarding high and low sales prices for the prior quarterly periods is available.

	Quarter Ended
2006	Aug. 31	Nov. 30	Feb. 28	May 31
Stock Prices
High	$23.00	$27.50	$46.71	$73.37
Low	12.50	21.10	24.84	40.76

As of July 3, 2006, we had 2,033 common stockholders of record.

We paid a cash dividend of $341.1 million to TXI on July 6, 2005 and did not declare any cash dividends in fiscal 2005 and 2004. We do not currently anticipate paying any cash dividends. The declaration and payment of dividends are subject to the discretion of our board of directors. Any future determination to pay dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by our board of directors. Our Credit Facility and our Senior Notes limit our ability to pay dividends. See “Risk Factors—Risks Related to Our Company.”

Issuer Purchases of Equity Securities.

We did not repurchase any shares of our common stock during the quarter ended May 31, 2006.

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

Stockholders Rights Plan.

On July 21, 2005, we adopted a stockholders rights plan (the “Rights Agreement”). Pursuant to the Rights Agreement, we declared a dividend of rights (the “Rights”) to purchase, upon the occurrence of certain events, one one-thousandth of a share of the Series A Junior Participating Preferred Stock, par value $0.01 per share (“Preferred Stock”), for each outstanding share of our common stock. Until the Rights become exercisable, all further issuances of common stock, including common stock issuable upon exercise of outstanding options, will include issuances of Rights. The Rights will be exercisable at $90.00 per one one-thousandth of a share of Preferred Stock. The Rights will expire on July 29, 2015 unless extended or unless the Rights are earlier redeemed or exchanged by us.

The Rights are not exercisable nor are they transferable apart from our common stock until the earlier of (a) the tenth day after such time as a person or group acquires beneficial ownership of 15% of our common stock or (b) the tenth business day (unless extended by our board of directors) after a person or group announces its intention to commence or commences a tender or exchange offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of our common stock. The earlier of these dates is referred to as the “Distribution Date”. As soon as practicable after the Distribution Date, separate right certificates will be issued and the Rights will become exercisable and transferable apart from our common stock.

The Preferred Stock issuable upon exercise of the Rights will be non-redeemable and rank junior to any other series of our preferred stock that is outstanding. Each whole share of Preferred Stock will be entitled to receive a quarterly preferential dividend of $1.00 per share but will be entitled to receive, in the aggregate, a dividend of 1,000 times the dividend declared on the common stock. In the event of liquidation, the holders of the Preferred Stock will be entitled to receive a preferential liquidation payment equal to the greater of $1,000 per share, plus accrued and unpaid dividends, or, in the aggregate, a liquidation payment equal to 1,000 times the payment made per share of our common stock. Each share of Preferred Stock will have 1,000 votes, voting together with the common stock. Finally, in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged for or changed into other stock or securities, cash and/or other property, each share of Preferred Stock would be entitled to receive 1,000 times the amount received per share of common stock.

ITEM 6. SELECTED FINANCIAL DATA.

Set forth below is selected consolidated financial and other data for each of the five fiscal years in the period ended May 31, 2006. The consolidated balance sheet data as of May 31, 2006 and 2005 and consolidated statement of operations for each of the three fiscal years in the period ended May 31, 2006, have been derived from our audited consolidated financial statements included in Item 8. The consolidated balance sheet data as of May 31, 2004 and 2003 and consolidated statements of operations for the fiscal years ended May 31, 2003 and 2002 have been derived from our audited consolidated financial statements. The historical consolidated balance sheet data as of May 31, 2002 has been derived from our unaudited consolidated financial statements. For all periods prior to July 30, 2005, the consolidated financial statements reflect transactions with TXI and its affiliates on the basis determined by TXI. You should read the information presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in Item 8.

The historical financial data includes all costs of our steel business. For periods presented prior to July 30, 2005, these costs include the allocation of certain corporate expenses from TXI. We believe these allocations were made on a reasonable basis. The consolidated financial statements may not necessarily reflect our financial position, results of operations and cash flows in the future and the consolidated financial statements for periods prior to July 30, 2005 may not necessarily reflect what our financial position, results of operations or cash flows would have been if we had been an independent public company during the periods presented. See “Risk Factors—Risks Related to Our Spin-Off from TXI.”

	Fiscal Years Ended May 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share)
Statement of Operations Data:
Net sales	$1,466,729	$1,116,376	$905,324	$645,991	$685,228
Costs and expenses (income):
Cost of products sold	1,161,173	925,766	842,228	673,597	640,034
Selling, general and administrative	46,652	28,730	30,173	23,913	30,482
Interest	32,015	47,275	49,597	51,027	50,581
Other income, net	(12,457)	(5,605)	(7,677)	(1,967)	(15,624)

	1,227,383	996,166	914,321	746,570	705,473

Income (loss) before income taxes and accounting change	239,346	120,210	(8,997)	(100,579)	(20,245)
Income taxes (benefit)	82,210	42,090	(3,199)	(36,517)	(7,011)

Income (loss) before accounting change	157,136	78,120	(5,798)	(64,062)	(13,234)
Cumulative effect of accounting change—net of income taxes	—	—	480	—	—

Net income (loss)	$157,136	$78,120	$(5,318)	$(64,062)	$(13,234)

Basic earnings (loss) per share:
Income (loss) before accounting change	$6.87	$3.43	$(.25)	$(2.82)	$(.58)
Cumulative effect of accounting change	—	—	.02	—	—

Net income (loss)	$6.87	$3.43	$(.23)	$(2.82)	$(.58)

Diluted earnings (loss) per share:
Income (loss) before accounting change	$6.64	$3.43	$(.25)	$(2.82)	$(.58)
Cumulative effect of accounting change	—	—	.02	—	—

Net income (loss)	$6.64	$3.43	$(.23)	$(2.82)	$(.58)

Average shares outstanding:
Basic (1)	22,878	22,804	22,804	22,804	22,804

Diluted (1)	23,673	22,804	22,804	22,804	22,804

Balance Sheet Data (at end of period) (2)
Cash and cash equivalents	$42,583	$9,287	$8,575	$3,328	$—
Short-term investments	164,000	—	—	—	—
Working capital	428,201	324,811	184,523	139,926	203,483
Property, plant and equipment—net	593,977	627,253	650,463	686,767	713,174
Total assets	1,229,522	1,152,242	1,035,925	986,430	1,078,316
Long-term debt	300,000	—	—	—	—
Long-term payable to Texas Industries, Inc.	—	543,246	543,246	543,246	543,246
Stockholders’ equity	668,506	351,520	270,801	276,118	340,151

Other Financial Data:
Units shipped (tons)
Structural	1,916	1,426	1,637	1,464	1,498
Bar	415	369	449	360	383

Total units shipped	2,331	1,795	2,086	1,824	1,881

(1)	Earnings (loss) per share information for all periods presented prior to July 30, 2005 has been computed based on the number of shares of our common stock issued to TXI as of July 29, 2005.
(2)

In connection with our spin-off from TXI on July 29, 2005, we entered into a $150 million, senior secured revolving credit facility, issued $300 million of 10% senior unsecured notes and paid a dividend of $341.1 million to TXI. See “Business-Recent Developments”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in Item 8. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements”. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. See “Risk Factors.”

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

Our business requires large amounts of capital investment, raw materials, energy, labor and maintenance, and our future success depends on continued access to these resources. At full capacity, our annual steel scrap usage would be 3.4 million tons, which would represent approximately 6% of the U.S. scrap market. We make predominately all steel scrap purchases on the open market where prices are subject to market forces beyond our control. A major portion of the shredded steel requirements of our Texas plant is produced by an on-site shredder operation primarily utilizing crushed auto bodies purchased on the open market. We believe our shredding operations give us a competitive advantage by providing usable scrap at reduced cost compared to similarly prepared scrap available on the open market. The geographical market that supplies the Texas plant provides some protection from sharply higher raw material prices caused in part by favorable global market conditions. Our Virginia plant began receiving scrap from our on-site, shredding facility (which is operated by an unrelated party) in the fourth quarter of fiscal year 2005. We believe there will be adequate sources of our principal raw materials to meet our near term needs, although probably at higher prices than has historically been the case.

Steel mini-mills consume large amounts of electricity and natural gas. The electric industry has been deregulated in Texas since January 2002. The Texas plant purchases electricity through a local retail electric provider using various long and short term supply arrangements. We have entered into agreements to purchase minimum amounts of electricity and natural gas for our Texas facility. As of May 31, 2006, our commitments under these agreements extend through October 2006 which will allow our production facility to operate without the threat of interruption caused by volatile energy prices during the summer months and the majority of the Gulf

Coast hurricane season. The Commonwealth of Virginia is in transition to a deregulated market for electricity. Electricity for the Virginia plant is purchased through the local utility under an interruptible supply contract with periodic adjustments for fuel costs. Natural gas is purchased from local gas marketers and delivered to our plants through local transportation agreements. Historically, we have not used financial instruments to mitigate price fluctuations on such purchases, however we may use such financial instruments when appropriate. We believe adequate supplies of electricity and natural gas are readily available, although some fluctuations in supply and cost will occur.

Various Aspects of Spin-Off from TXI

We became an independent public company on July 29, 2005, as a result of our spin-off from TXI. See “Business.”

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

The accompanying financial statements include all costs of our steel business. For periods prior to July 30, 2005, these costs include the allocation of certain corporate expenses from TXI. TXI’s corporate expenses were allocated to us based on either the percentage of time employees incurred performing services for us or specifically identified costs incurred by TXI for us. Management believes the allocations were made on a reasonable basis. However, the consolidated financial statements may not necessarily reflect our financial position, results of operations and cash flows in the future. See “Risk Factors—Risks Related to Our Spin-Off from TXI.”

TXI, through one of its subsidiaries, previously provided us with common carrier services, transporting finished product to our customers and backhauling materials and supplies for us. For periods prior to July 30, 2005, these costs have been included in cost of products sold in the consolidated statements of operations and were $0.6 million in 2006, $6.6 million in 2005 and $5.9 million in 2004. We believe the rates charged to us for transportation services approximate the rates that would have been charged by third parties. For periods subsequent to July 29, 2005, we are utilizing assets transferred to us by TXI to operate our own common carrier service.

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

At various times, items of intercompany indebtedness were settled between and among us and our subsidiaries and TXI and its subsidiaries. These intercompany accounts were settled through offsets, contributions of such indebtedness to our capital and other non-cash transfers. TXI has contributed $496.1 million to us and our subsidiaries’ capital.

Results of Operations

Fiscal Year 2006 Compared to Fiscal Year 2005.

	Fiscal Years Ended May 31,
	2006	2005	Change	% Change
	(in thousands, except per ton data)
Net sales
Structural mills	$1,103,075	$790,789	$312,286	39.5%
Bar mill	239,886	238,934	952	0.4%
Other products	41,871	32,254	9,617	29.8%
Delivery fees	81,897	54,399	27,498	50.5%

Total	$1,466,729	$1,116,376	$350,353	31.4%

Units shipped (tons)
Structural	1,916	1,426	490	34.4%
Bar	415	369	46	12.5%

Total	2,331	1,795	536	29.9%

Average sales price per ton
Structural	$576	$555	$21	3.8%
Bar	578	647	(69)	(10.7)%
Total	576	574	2	0.3%

Net sales	$1,466,729	$1,116,376	$350,353	31.4%
Costs and expenses (income)
Cost of products sold	1,161,173	925,766	235,407	25.4%
Selling, general and administrative	46,652	28,730	17,922	62.4)%
Interest	32,015	47,275	(15,260)	(32.3)%
Other income, net	(12,457)	(5,605)	(6,852)	122.2%

	1,227,383	996,166	231,217	23.2%

Income before income taxes	239,346	120,210	119,136	99.1%
Income taxes	82,210	42,090	40,120	95.3%

Net income	$157,136	$78,120	$79,016	101.1%

Net sales. During 2006, our net sales increased $350.4 million to a record level of $1.5 billion. Shipments increased 29.9% to a level of 2.3 million tons, as domestic and international demand for structural products remained strong causing our levels of finished goods inventory to decline to historical lows as of May 31, 2006. Shipping volumes of bar products were 12.5% higher compared to the prior year period. The weak dollar and high transportation costs continue to be a deterrent to imports that currently account for approximately 10% of total domestic supply. Average selling prices for structural products increased $21 from the prior year period also reflecting the strong demand. Average selling prices for bar products decreased 10.7% from the prior year period reflecting a lower percentage of special bar quality shipments. The increase in shipping volumes accounted for approximately $307.3 million of increased net sales, while increased pricing for structural and bar products accounted for approximately $6.0 million of increased net sales. Delivery fees increased by 50.5% due to the increase in shipments and higher fuel costs.

Cost of products sold. Cost of products sold including depreciation and amortization was $1.2 billion, an increase of $235.4 million from 2005 primarily due to the increase in shipments. Per ton scrap costs were comparable to the prior year period. Per ton energy cost was 23% higher than the prior year period while total per ton costs were $18 lower due primarily to a 16% increase in production in the current year period.

Selling, general and administrative. Selling, general and administrative expense increased $17.9 million from the prior year as a result of an increase in incentive compensation expense of $12.5 million combined with generally higher costs in the current year period for employee wages and professional services incurred in connection with being a public company.

Interest. Interest expense of $32.0 million decreased $15.3 million from the prior year period and was reflective of changes in our capitalization structure described in Note 5 of the Consolidated Financial Statements. Interest was charged on the balance due TXI that primarily resulted from cash advances received for the construction of production facilities until our current capital structure was put in place in July 2005. Under our current debt structure, we anticipate interest expense to be virtually unchanged in 2007.

Other income, net. Other income, net increased by $6.9 million to $12.5 million due to higher miscellaneous sales and interest income in the current year period.

Income taxes. The provision for income taxes of $82.2 million increased $40.1 million from the prior year due to the increase in pretax results and a lower effective tax rate. On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) became law. Among other provisions, the Jobs Creation Act allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. For financial reporting purposes, any deductions for qualified domestic production activities are accounted for as a special deduction rather than as a rate reduction. Accordingly, we recorded a deduction of $6.1 million in 2006. In addition, we recorded a net state deferred tax liability of $0.7 million in 2006 primarily due to a new tax law enacted in May 2006. Our current tax provision will be affected by this legislation commencing in 2007. We had an effective tax rate of 34.3% for the current period compared to 35.0% for the prior year period.

Net income. Net income more than doubled from $78.1 million to $157.3 million from the prior year period driven by the significant increase in net sales discussed above.

Fiscal Year 2005 Compared to Fiscal Year 2004.

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

N/M—Not Meaningful

Net sales. During 2005, our total net sales increased $211.1 million to $1.1 billion. The favorable market conditions primarily due to an increase in global demand resulted in an increase of 45.7% in the average sales price for our rolled product. Bar product average selling price was enhanced by a greater mix of higher margin special bar quality sales than the prior year. Shipping volumes for bar and structural products decreased in 2005 as selling prices stabilized and service center customers reduced their inventories compared to the prior year period. Increased pricing for structural and bar products accounted for approximately $322.8 million of increased net sales, while the decrease in volumes accounted for approximately $114.1 million of decreased net sales.

Cost of products sold. Cost of products sold in 2005 was $925.8 million, including depreciation and amortization, an increase of $83.5 million from the prior year. The increase was due primarily to 37.8% higher raw material unit costs as a result of the increase in global demand for our raw materials.

Selling, general and administrative. Selling, general and administrative expense in 2005 decreased $1.4 million from the prior year as a decrease in bad debt expense of $2.0 million was partially offset by a $2.5 million increase in incentive compensation expense as a result of our higher profitability.

Interest. Interest expense decreased $2.3 million to $47.3 million in 2005, which was the interest charged on the balance due TXI that primarily resulted from cash advances received for the construction of production facilities.

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

Inventories. Inventories are stated at the lower of cost or market. Cost of inventories, other than supplies inventories, is determined using the last-in, first-out method of accounting. If the average cost method (which approximates current replacement cost) had been used, these inventory values would have been higher by $51.5 million at May 31, 2006 and $63.1 million at May 31, 2005. Supplies primarily consist of rolls and molds, which are used in the manufacturing process, and are carried at average cost. Management evaluates the current trend of selling prices and estimates market value based on expected near-term selling prices.

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

New accounting pronouncements. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We adopted SFAS No. 123R effective June 1, 2006 using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Financial information for periods prior to the date of adoption of SFAS No. 123R will not be restated. We will utilize the standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options and awards of equity instruments to employees and directors.

The adoption of SFAS No. 123R will have a significant effect on our future results of operations. However, it will not have an impact on our consolidated financial position. The entire impact of SFAS No. 123R on our results of operations cannot be predicted at this time, because it will depend on the number of equity awards granted in the future, as well as future financial measurements contained in the model used to value the awards. However, had we adopted the requirements of SFAS No. 123R in prior periods, the impact would have approximated the amounts disclosed in Note 2 in the Notes to Consolidated Financial Statements.

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, for 2006, 2005, and 2004 were not material.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which became effective for us beginning June 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead cost to inventory be based on the normal capacity of the production facilities. Based on current market conditions and historical plant performance, the new standard is not expected to have a material impact on our financial position and results of operations.

Financial Condition, Liquidity and Capital Resources

Net working capital at May 31, 2006 increased $103.4 million to $428.2 million from May 31, 2005. Significant changes in the components of current assets included increases in cash and cash equivalents of $33.3 million and short-term investments of $164.0 million reflecting our higher net income in 2006. Accounts receivable-net increased $32.3 million due to higher sales in the month of May 2006 compared to May 2005. Inventories declined $86.4 million as a significant increase in shipments exceeded production levels in the current period. All net balances with TXI were contributed to our capital during 2006. Prepaid expenses decreased primarily due to a $4.5 million decrease in unamortized shutdown costs, which are amortized over the benefited period, typically 12 months. The trade accounts payable decreased $39.0 million in returning to a more normalized level of $50.0 million. Accrued wages, taxes and other items increased $34.5 million primarily due to increases in employee wages and benefits of $14.0 million (due to increased employee incentive compensation), interest payable of $11.4 million and income taxes payable of $6.3 million. Interest and income taxes payable were previously settled through intercompany accounts with TXI.

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

In June 2005, we entered into our Credit Facility which provides up to $150.0 million of available borrowings and we issued $300.0 million aggregate principal amount of our Senior Notes. We used $50.0 million of borrowings from our Credit Facility and the net proceeds from our Senior Notes to pay a cash dividend of $341.1 million to TXI on July 6, 2005 in connection with the spin-off. We had no outstanding borrowings under the Credit Facility during the nine months ended May 31, 2006; however, $1.7 million of the facility was utilized to support letters of credit. The amount borrowed under the Credit Facility will fluctuate based upon our cash flow and working capital needs.

In addition to cash and cash equivalents of $42.6 million and short-term investments of $164.0 million at May 31, 2006, our primary sources of liquidity are cash provided from operations and borrowings available under the Credit Facility. We fund working capital requirements and capital expenditures primarily with cash from operations. In addition, we lease certain mobile and other equipment used in our operations under operating leases that in the normal course of business are renewed or replaced by subsequent leases.

Cash flows

In periods prior to July 30, 2005, net cash provided by operating activities included the effects of TXI’s centralized cash management program for all of its subsidiaries, through which we received advances from and made transfers to TXI depending on our cash requirements. These transactions were treated as amounts payable to and receivable from TXI.

In 2006, net cash provided by operating activities increased $235.5 million to $263.2 million compared to the prior year. An increase in cash provided by changes in inventories of $155.5 million was due to higher shipping volumes in 2006 compared to our inventories which were increasing in 2005 in anticipation of increased demand. Net income and the related effect of deferred income taxes provided increased cash flows of $46.2 million in 2006 compared to 2005. Cash provided by the change in accrued wages, taxes and other items increased $32.4 million primarily due to increases in employee wages and benefits of $14.0 million (due to increased employee incentive compensation), interest payable of $11.4 million and income taxes payable of $6.3 million. With anticipated levels of capital expenditures, we will incur approximately $30 million of additional federal income tax payments in the next five years due to depreciation timing differences.

In 2005, net cash provided by operating activities increased $8.4 million to $27.7 million compared to the prior year. Net income and the related effect of deferred income taxes increased cash flows $103.1 million, which was offset predominately by an increase in cash used for inventories of $69.1 million due to higher raw material costs and volumes. The change in accounts receivable, trade accounts payable and amounts payable to and receivable from TXI reflected the termination of an agreement to sell trade receivables.

In 2004, net cash provided by operating activities decreased $8.8 million to $19.3 million primarily as a result of decreased net advances received from TXI, offset by higher net income due to increased pricing and the related effect of deferred income taxes. Changes in working capital items were primarily the result of higher steel prices that increased net receivables by $37.5 million in addition to the termination of an agreement to sell trade receivables which resulted in a total change of $101.2 million.

Net cash used by investing activities was $181.3 million in 2006, $27.0 million in 2005 and $14.1 million in 2004. Purchases of available-for-sale securities used cash of $3.162 billion and sales of available-for-sale securities provided cash of $2.998 billion in 2006. Capital expenditures were $16.4 million in 2006, $26.6 million in 2005 and $13.9 million in 2004. Capital expenditures for normal replacement and improvement of our existing equipment are currently estimated to be approximately $25-$30 million over the next 12 months.

Net cash provided (used) by financing activities was $48.5 million in 2006 which consisted of long-term borrowings of $350.0 million, debt retirements of $50.0 million and debt issuance costs of $9.5 million under our loan agreements described below. In conjunction with our spin-off, we paid a cash dividend to TXI of $341.1 million in the current year period. Net cash provided by issuance of common stock for the exercise of our stock options was $2.1 million in 2006.

Impact of the distribution and separation from TXI

On June 16, 2005, we entered into a senior secured revolving credit facility (the “Credit Facility”) which provides up to $150.0 million of available borrowings. The Credit Facility includes a $25.0 million sub-limit for letters of credit of which $1.7 million was outstanding at May 31, 2006. Any outstanding letters of credit are deducted from the borrowing availability under the Credit Facility. Amounts drawn under the Credit Facility bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. The commitment fee calculated on the unused portion of the Credit Facility ranges from 0.25% to 0.5% per year based on our leverage ratio. The Credit Facility matures June 16, 2010 and may be terminated by us at any time. The Credit Facility is secured by security interests in all of our existing and future accounts and inventory, certain related personal property and in all of the equity interest in our present and future domestic subsidiaries and 66% of the equity interest in our present and future foreign subsidiaries. The Credit Facility contains covenants restricting, among other things, prepayment or redemption of our other debt, distributions, dividends, and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. On July 6, 2005, we borrowed $50.0 million under the Credit Facility, none of which was outstanding at May 31, 2006. We did not borrow any funds under the Credit Facility during the nine months ended May 31, 2006; however, $1.7 million of the facility was utilized to support letters of credit. The amount borrowed under the Credit Facility will fluctuate based upon on our cash flow and working capital needs.

In addition, on July 6, 2005, we issued $300.0 million aggregate principal amount of 10% senior notes due July 15, 2013 (the “Senior Notes”). The Senior Notes are unsecured and will effectively be subordinated in right of payment to all of our existing and future senior secured debt, including borrowings under our Credit Facility. Interest is due semi-annually on January 15th and July 15th. The indenture governing the Senior Notes contains covenants limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets or the assets of our subsidiaries. As of May 31, 2006, we were in compliance with all loan covenants.

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

Any inter-company accounts to TXI that remained immediately prior to the distribution were contributed to our capital. As a result of these transactions, our interest expense decreased to $32.0 million in 2006 compared to $47.3 million in 2005.

The accompanying financial statements include all costs of our steel business. For all periods prior to July 30, 2005, these costs include the allocation of certain corporate expense from TXI. TXI’s corporate expenses have been allocated to us based on either the percentage of time employees incurred performing services for us or specifically identified costs incurred by TXI for us. Management believes the allocations were made on a reasonable basis. However, the consolidated financial statements may not necessarily reflect our financial position, results of operations and cash flows in the future.

We believe the net cash provided by our operating activities, supplemented as necessary with borrowings under the Credit Facility, and existing cash and cash equivalents and short-term investments will provide sufficient resources to meet our working capital requirements, debt service and other cash needs over the next year.

Contractual obligations

The following table summarizes our future payments under material contractual obligations to third parties at May 31, 2006.

	Total	2007	2008	2009	2010-2011	After 2011
	(in thousands)
Long-term debt	$300,000	$—	$—	$—	$—	$300,000
Interest on long-term debt	216,121	30,586	30,588	30,586	60,611	63,750
Processed gas supply contract purchase obligations	41,839	6,370	6,370	6,371	12,741	9,987
In-plant mill services purchase obligations	24,334	4,668	4,668	4,668	9,337	993
Short-term energy purchase obligations	30,869	30,869	—	—	—	—
Defined benefit plan	48,568	183	274	475	1,909	45,727
Asset retirement obligations	14,698	31	32	33	1,068	13,534
Operating lease obligations	1,990	405	76	61	124	1,324

Total	$678,419	$73,112	$42,008	$42,194	$85,790	$435,315

We have entered into an agreement to purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a percentage change in the producer price index. The gases are produced from a facility located at our Texas facility and owned and operated by an independent third-party. This agreement expires in August 2012. At May 31, 2006, the minimum monthly charge was approximately $0.5 million. We entered into a similar agreement to purchase processed gases for the Virginia facility with the same third-party which expires in December 2014. The agreement specifies that we will purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a similar formula. At May 31, 2006, the minimum monthly charge was approximately $0.1 million. We believe our minimum purchase requirements will be satisfied by our consumption of the products in the normal course of our business.

We have entered into an agreement to purchase a minimum monthly amount of mill services at our Texas facility. This agreement expires in December 2014. At May 31, 2006, the minimum monthly charge was approximately $23,000. We have entered into a similar agreement to purchase a minimum monthly amount of mill services for the Virginia facility. This agreement expires in June 2011. At May 31, 2006, the minimum monthly charge was approximately $0.4 million. We believe that our minimum purchase requirements will be satisfied by our consumption of the products in the normal course of our business.

We have entered into agreements to purchase minimum amounts of electricity and natural gas for our Texas facility. Total commitments under these agreements were $5.6 million in 2006. As of May 31, 2006, our commitments under these agreements extend through October 2006 which will allow our production facility to operate without the threat of interruption caused by volatile energy prices during the summer months and the majority of the Gulf Coast hurricane season. We believe our purchase requirements will be satisfied by our consumption of these energy sources in the normal course of our business.

On July 21, 2005, our board of directors approved the Chaparral Steel Company financial security plan (“FSP”) a non-qualified defined benefit plan providing death and retirement benefits to our executive and key managerial employees who are invited and elect to participate. The plan is contributory but not funded.

Our asset retirement obligations represent the estimated undiscounted costs for legal obligations associated with the retirement of long-lived assets. We lease certain mobile and other equipment, office space and other items, which in the normal course of business are renewed or replaced by subsequent leases. Total expense for such operating leases amounted to $1.7 million in 2006, $2.0 million in 2005 and $2.0 million in 2004.

Other Items

Off-balance sheet arrangements. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Inflation. Inflation has not had a material effect on our results of operations during the three years in the period ended May 31, 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

We have not entered into derivatives or other financial instruments for trading or speculative purposes.

As noted under Recent Developments, on July 6, 2005, we entered into a senior secured revolving credit facility (the “Credit Facility”) which provides up to $150 million of available borrowings. Amounts drawn under the Credit Facility bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.50% and the prime rate) plus a margin of up to 1.00%. The interest rate margins are subject to adjustments based on our leverage ratio. Accordingly, fluctuations in interest rates will impact the interest we pay on borrowings under this Credit Facility. On July 6, 2005, we also issued $300 million aggregate principal amount of fixed-rate 10% senior unsecured notes. Although fluctuations in interest rates will not impact the interest we pay on this debt, it would impact the fair value of this debt.

In the normal course of our business, we are exposed to market risk for price fluctuations related to the sale of steel products and to the purchase of commodities used in the steel production process, principally scrap steel, electricity and natural gas. We attempt to negotiate the best prices for our raw materials and energy requirements and to obtain prices for our steel products that match market price movements in response to supply and demand. We have implemented a raw material surcharge program, derived from a published scrap price index, designed to pass some of the increased costs associated with rising raw material prices through to customers.

Steel mini-mills consume large amounts of electricity and natural gas. The electric industry has been deregulated in Texas since January 2002. The Texas plant purchases electricity through a local retail electric provider using various long and short term supply arrangements. The Commonwealth of Virginia is in transition to a deregulated market for electricity. Electricity for the Virginia plant is purchased through the local utility under an interruptible supply contract with periodic adjustments for fuel costs. Natural gas is purchased from local gas marketers and delivered to our plants through local transportation agreements. Historically, we have not used financial instruments to mitigate price fluctuations on such purchases; however, we may use such financial instruments when appropriate.

We have not engaged in formal hedging activities to mitigate risks associated with fluctuations in currency values, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses is minimized.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Chaparral Steel Company

We have audited the accompanying consolidated balance sheets of Chaparral Steel Company and subsidiaries (the Company) as of May 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chaparral Steel Company and subsidiaries at May 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in fiscal year 2004 the Company changed its method of accounting for asset retirement obligations.

/s/    Ernst & Young LLP

Dallas, Texas

July 19, 2006

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$42,583	$9,287
Short-term investments	164,000	—
Accounts receivable—net	159,721	127,383
Inventories	159,803	246,223
Receivable from TXI	—	40,734
Prepaid expenses	7,465	11,097

Total current assets	533,572	434,724

Other assets:
Goodwill	85,166	85,166
Investments and deferred charges	16,807	5,099

	101,973	90,265

Property, plant and equipment:
Land and land improvements	96,926	93,937
Buildings	55,570	54,954
Machinery and equipment	1,032,697	1,025,475
Construction in process	28,867	28,074

	1,214,060	1,202,440
Less depreciation	620,083	575,187

	593,977	627,253

	$1,229,522	$1,152,242

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$49,979	$88,980
Accrued wages, taxes and other liabilities	55,392	20,933

Total current liabilities	105,371	109,913

Deferred income taxes and other credits	155,645	147,563

Long-term debt	300,000	—
Long-term payable to Texas Industries, Inc.	—	543,246

Stockholders’ equity:
Common stock, $0.01 par value	231	228
Additional paid-in capital	707,804	206,818
Retained earnings (deficit)	(39,529)	144,474

	668,506	351,520

	$1,229,522	$1,152,242

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share)

	Year Ended May 31,
	2006	2005	2004
Net sales	$1,466,729	$1,116,376	$905,324
Costs and expenses (income):
Cost of products sold	1,161,173	925,766	842,228
Selling, general and administrative	46,652	28,730	30,173
Interest	32,015	47,275	49,597
Other income, net	(12,457)	(5,605)	(7,677)

	1,227,383	996,166	914,321

Income (loss) before income taxes and accounting change	239,346	120,210	(8,997)
Income taxes (benefit)	82,210	42,090	(3,199)

Income (loss) before accounting change	157,136	78,120	(5,798)
Cumulative effect of accounting change—net of income taxes	—	—	480

Net income (loss)	$157,136	$78,120	$(5,318)

Basic earnings (loss) per share:
Income (loss) before accounting change	$6.87	$3.43	$(.25)
Cumulative effect of accounting change	—	—	.02

Net income (loss)	$6.87	$3.43	$(.23)

Diluted earnings (loss) per share:
Income (loss) before accounting change	$6.64	$3.43	$(.25)
Cumulative effect of accounting change	—	—	.02

Net income (loss)	$6.64	$3.43	$(.23)

Average shares outstanding:
Basic	22,878	22,804	22,804

Diluted	23,673	22,804	22,804

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended May 31,
	2006	2005	2004
Operating activities:
Net income (loss)	$157,136	$78,120	$(5,318)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Cumulative effect of accounting change	—	—	(480)
Depreciation	50,116	48,881	49,599
Deferred income taxes	741	33,572	13,865
Other—net	4,595	3,397	345
Changes in operating assets and liabilities
Accounts receivable	(32,338)	(24,211)	(101,187)
Inventories	86,420	(69,063)	2,766
Prepaid expenses	3,914	(4,290)	8,138
Accounts payable	(39,001)	33,920	1,252
Accrued wages, taxes and other	35,912	3,548	4,108
Other credits	5,943	40	1,352
Receivable from or payable to TXI	(10,286)	(76,227)	44,875

Net cash provided by operating activities	263,152	27,687	19,315

Investing activities:
Capital expenditures	(16,424)	(26,581)	(13,875)
Purchases of short-term investments	(3,162,385)	—	—
Sales of short-term investments	2,998,385	—	—
Other—net	(914)	(395)	(193)

Net cash used by investing activities	(181,338)	(26,976)	(14,068)

Financing activities:
Long-term debt	350,000	—	—
Debt retirements	(50,000)	—	—
Debt issuance costs	(9,500)	—	—
Dividend to Texas Industries, Inc.	(341,139)	—	—
Issuance of common stock	2,121	1	—

Net cash provided (used) by financing activities	(48,518)	1	—

Increase in cash and cash equivalents	33,296	712	5,247

Cash and cash equivalents at beginning of period	9,287	8,575	3,328

Cash and cash equivalents at end of period	$42,583	$9,287	$8,575

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
May 31, 2003	$—	$—	$204,446	$71,672	$276,118
Net loss	—	—	—	(5,318)	(5,318)
Tax benefit from exercise of stock options	—	—	1	—	1

May 31, 2004	—	—	204,447	66,354	270,801
Net income	—	—	—	78,120	78,120
Tax benefit from exercise of stock options	—	—	2,598	—	2,598
Issuance of common stock to parent	—	228	(227)	—	1

May 31, 2005	—	228	206,818	144,474	351,520
Net income	—	—	—	157,136	157,136
Contribution by Texas Industries, Inc.	—	—	496,096	—	496,096
Dividend paid to Texas Industries, Inc.	—	—	—	(341,139)	(341,139)
Restricted stock amortization	—	—	406	—	406
Tax benefit from exercise of stock options	—	—	2,337	—	2,337
Issuance of common stock for options	—	3	2,147	—	2,150

May 31, 2006	$—	$231	$707,804	$(39,529)	$668,506

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

On December 15, 2004, Texas Industries, Inc. and its subsidiaries (“TXI”) announced a plan to spin-off its steel business to TXI stockholders. On July 29, 2005, the spin-off was completed in the form of a pro-rata, tax-free dividend to TXI stockholder’s of one share of the Company’s common stock for each share of TXI stock owned on July 20, 2005. See Note 13 “Spin-off from TXI”.

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

Fair Value of Financial Instruments. The estimated fair value of each class of financial instruments as of May 31, 2006 and May 31, 2005 approximates its carrying value except for the Senior Notes having a fixed interest rate at May 31, 2006. The fair value of the Senior Notes at May 31, 2006, estimated based on quoted market prices, was $334.5 million compared to the carrying amount of $300.0 million.

Cash Equivalents. Investments with maturities of less than 90 days when purchased are classified as cash equivalents and consist primarily of money market funds and investment grade commercial paper issued by major corporations and financial institutions.

Short-term investments. Short-term investments consist of Auction Rate Securities (“ARS”). At May 31, 2006, these ARS have remaining stated maturities which range from 14 to 34 years, but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process. The Company invests in high credit quality instruments of political subdivisions of states with an active resale market to ensure liquidity and the ability to readily convert these investments into cash to fund current operations or satisfy other cash

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements as needed. Accordingly, the Company classified all these securities as available-for-sale and as current assets in the accompanying balance sheet as of May 31, 2006. The ARS are stated at cost which approximates fair value based on market quotes. Net unrealized gains and losses, net of deferred taxes, have not been significant. The Company limits the amount of credit exposure to any one issuer. The Company expects that the majority of its short-term investments will be sold within one year, regardless of legal maturity date. Purchases and sales activity of ARS are presented as cash flows from investing activities in the consolidated statements of cash flows.

Receivables. Management evaluates the ability to collect accounts receivable based on a combination of factors. A reserve for doubtful accounts is maintained based on historical default rates and current economic trends. The reserve is increased if it is anticipated that a specific customer will be unable to make required payments. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers in our customer base and their dispersion across geographical areas. No single customer represented more than 10% of the Company’s total consolidated revenues in fiscal year 2006.

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

Property, plant and equipment is recorded at cost. Provisions for depreciation are computed generally using the straight-line method. The Company assigns each fixed asset a useful life generally ranging from 5 to 7 years for mobile and other equipment, 10 to 20 years for machinery and equipment and 20 to 40 years for buildings and land improvements. Maintenance and repairs are charged to expense as incurred. Costs incurred for scheduled shut-downs to refurbish the facilities are amortized over the benefited period, typically 12 months. Such deferred amounts are included in prepaid expenses on the consolidated balance sheets and amounted to $3.4 million at May 31, 2006 and $7.9 million at May 31, 2005.

Goodwill. Management tests goodwill for impairment at least annually. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the applicable reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. At May 31, 2006 and 2005, the fair value of the Company’s goodwill on the balance sheet exceeded its carrying value.

Investments and Deferred Charges. Investments are composed primarily of life insurance contracts that may be used to fund certain Company benefit agreements. The contracts, recorded at their net cash surrender value, totaled $8.3 million at May 31, 2006 and $5.1 million at May 31, 2005. Deferred charges are composed primarily of debt issuance costs that totaled $8.5 million at May 31, 2006 and none at May 31, 2005. The costs are associated with various debt issues and amortized over the term of the related debt.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Credits. Other credits of $13.8 million at May 31, 2006 and $7.4 million at May 31, 2005 are composed primarily of liabilities related to the Company’s retirement plans, asset retirement obligations and deferred compensation agreements.

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

Changes in asset retirement obligations for the year ended May 31, 2006 and May 31, 2005 are as follows (in thousands):

	May 31, 2006	May 31, 2005
Balance at beginning of period	$566	$537
Accretion expense	96	60
Settlements	(49)	(31)
Revisions	427	—

Balance at end of period	$1,040	$566

Net Sales. The Company sells product to a highly diversified customer base representing various steel consuming markets. A significant portion of the Company’s sales are to steel service centers, fabricators and processors. These customers typically act as intermediaries between steel producers and various end-user manufacturers that require further processing or inventory programs. The Company recognizes revenue when the goods are shipped and title and risk of loss transfer to the customer (FOB shipping point). The Company includes delivery fees in the amount it bills customers to the extent needed to recover the Company’s cost of freight and delivery. The following table summarizes the Company’s net sales by product line. Other products revenue is generated from the Company’s metals separation operation.

	Year Ended May 31,
	2006	2005	2004
	(in thousands)
Net sales
Structural mills	$1,103,075	$790,789	$643,043
Bar mill	239,886	238,934	177,967
Other products	41,871	32,254	27,076
Delivery fees	81,897	54,399	57,238

	$1,466,729	$1,116,376	$905,324

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales to customers located outside of the United States represented 11.4%, 12.7% and 11.7% of the Company’s net sales in 2006, 2005, 2004, respectively. These customers were primarily located in Canada and Mexico, with no individual country accounting for more than 10% of the Company’s net sales in any of the periods presented.

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

Earnings (loss) per share (EPS). For periods subsequent to the spin-off, Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options and other equity-based awards. For periods prior to the spin-off, EPS has been computed based on the number of shares of the Company’s common stock issued to TXI as of July 29, 2005. See Note 13, “Spin-off from TXI”. During 2006, the Company issued 269,590 shares of common stock as a result of the exercise of stock options and 31,000 shares of common stock as a result of non-employee director restricted stock awards.

	Year ended May 31,
	2006	2005	2004
	(In thousands except per share)
Basic and diluted earnings (loss)
Income (loss) before accounting change	$157,136	$78,120	$(5,798)
Cumulative effect of accounting change	—	—	480

Basic and diluted net income (loss)	$157,136	$78,120	$(5,318)

Shares
Weighted-average shares outstanding	22,878	22,804	22,804

Basic weighted-average shares	22,878	22,804	22,804
Dilutive stock option and other equity-based awards	795	—	—

Diluted weighted-average shares	23,673	22,804	22,804

Basic earnings (loss) per share
Income (loss) before accounting change	$6.87	$3.43	$(0.25)
Cumulative effect of accounting change	—	—	0.02

Net income (loss)	$6.87	$3.43	$(0.23)

Diluted earnings (loss) per share
Income (loss) before accounting change	$6.64	$3.43	$(0.25)
Cumulative effect of accounting change	—	—	0.02

Net income (loss)	$6.64	$3.43	$(0.23)

Stock-based Compensation. The Company’s employees and non-employee directors participate in stock compensation plans. The plans provide for the granting of incentive and non-qualified stock options, restricted

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock and other equity-based incentive awards for officers, key employees and non-employee directors. Prior to the spin-off, the Company’s employees and certain non-employee directors participated in TXI’s stock compensation plans.

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

In accordance with SFAS No. 123, the Company discloses the compensation cost based on the estimated fair value at the date of grant recognizing compensation expense ratably over the vesting period. For those plan participants of the Company, the fair value of each option grant was estimated on the date of grant for purposes of the pro forma disclosures using the Black-Scholes option-pricing model and assumptions applicable to the underlying common stock. In 2006, the fair value of options granted to the Company’s employees ranged from $8.42 to $15.92 based on assumptions for dividend yield of 0.0%, volatility factors ranging from .385 to .461, risk-free interest rates ranging from 4.0% to 4.5% and expected life in years of 6.5. In 2005, the weighted-average fair value of TXI options granted to the Company’s employees was $23.86 based on weighted average assumptions for dividend yield of .50%, volatility factor of .345, risk-free interest rate of 3.89% and expected life in years of 6.4. TXI options granted to Company employees were 73,000 in 2005. No options were granted to the Company’s employees in 2004.

Therefore, had compensation expense for stock options held by the Company’s employee participants been recognized based upon the fair value for awards granted, the Company’s net income (loss) would have been reduced to the following pro forma amounts:

	Year Ended May 31,
	2006	2005	2004
	(in thousands, except per share)
Net income (loss)
As reported	$157,136	$78,120	$(5,318)
Stock-based compensation included in the determination of net income (loss) reported, net of tax	454	11	17
Fair value of stock-based compensation, net of tax	(1,271)	(20)	(1,686)

Pro forma	$156,319	$78,111	$(6,987)

Net earning per share-as reported
Basic	$6.87	$3.43	$(.23)

Diluted	$6.64	$3.43	$(.23)

Net earning per share-pro forma
Basic	$6.83	$3.43	$(.31)

Diluted	$6.60	$3.43	$(.31)

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of services received in exchange for awards of equity instruments,

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the grant date fair value of those awards, in the financial statements. The Company adopted SFAS No. 123R effective June 1, 2006 using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Financial information for periods prior to the date of adoption of SFAS No. 123R will not be restated. The Company will utilize the standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options and awards of equity instruments to employees and directors.

The adoption of SFAS No. 123R will have a significant effect on the Company’s future results of operations. However, it will not have an impact on the Company’s consolidated financial position. The entire impact of SFAS No. 123R on the Company’s results of operations cannot be predicted at this time, because it will depend on the number of equity awards granted in the future, as well as future financial measurements contained in the model used to value the awards. However, had the Company adopted the requirements of SFAS No. 123R in prior periods, the impact would have approximated the amounts disclosed above.

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, for 2006, 2005, and 2004 were not material.

3. Working Capital

Working capital totaled $428.2 million at May 31, 2006 and $324.8 million at May 31, 2005.

Short-term investments were $164.0 million at May 31, 2006 and none at May 31, 2005 and consisted of Auction Rate Securities all of which had stated maturities of over 10 years but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process.

Accounts receivable are presented net of allowances for doubtful receivables of $1.8 million at May 31, 2006 and 2005. Provisions (recoveries) for bad debts charged (credited) to expense were ($0.2) million in 2006, $0.9 million in 2005 and $2.6 million in 2004. Uncollectible accounts written off amounted to $0.2 million in 2006, $0.6 million in 2005 and $1.7 million in 2004.

Prior to June 6, 2003, TXI had an agreement with a financial institution to sell, on a revolving basis, an interest in a defined pool of trade receivables. The maximum amount outstanding varied based upon the level of eligible receivables. The Company sold its qualifying receivables to TXI at a discount and received an interest bearing note in exchange. The Company’s receivables sold to TXI totaled $63.7 million at May 31, 2003. On June 6, 2003, TXI entered into an agreement with a financial institution whereby the entire outstanding interest in the defined pool of trade receivables previously sold was repurchased and the agreement to sell receivables to TXI was terminated. The repurchase was reflected as an increase in accounts receivable. Sales of receivables to TXI were reflected as reductions of accounts receivable. As collections reduced previously sold interests, new accounts receivable were customarily sold to TXI. The Company retained collection and administration responsibilities for the receivables sold to TXI.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories consist of:

	May 31,
	2006	2005
	(in thousands)
Finished products	$52,373	$107,475
Work in process	15,348	22,021
Raw materials	16,952	33,904
Supplies	75,130	82,823

	$159,803	$246,223

Inventories, excluding supplies, are stated at cost (not in excess of market) using the last-in, first-out (“LIFO”) method that results in better matching of costs and revenues. If the average cost method (which approximates current replacement cost) had been used, these inventory values would have been higher by $51.5 million at May 31, 2006 and $63.1 million at May 31, 2005. During 2006, certain inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at lower costs. The effect of the liquidation was to decrease cost of products sold by $11.2 million in 2006. Supplies primarily consist of rolls and molds, which are used in the manufacturing processes, and are carried at average cost.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which became effective for the Company beginning June 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead cost to inventory be based on the normal capacity of the production facilities. Based on current market conditions and historical plant performance, the new standard is not expected to have a material impact on the Company’s financial position and results of operations.

Accrued wages, taxes and other liabilities consist of:

	May 31,
	2006	2005
	(in thousands)
Employee wages and benefits	$26,354	$12,389
Current portion of deferred income taxes	—	572
Property taxes	3,135	3,156
Current income taxes payable	6,695	412
Interest payable	11,431	—
Other liabilities	7,777	4,404

	$55,392	$20,933

4. Commitments

The Company has entered into an agreement to purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a percentage change in the producer price index. The gases are produced from a facility located at the Company’s Texas facility and owned and operated by an independent third-party. This agreement expires in August 2012. At May 31, 2006, the minimum monthly charge was approximately $0.5 million. The Company entered into a similar agreement to purchase processed gases for its Virginia facility with the same third-party which expires in December 2014. The agreement specifies that the

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company will purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a similar formula. At May 31, 2006, the minimum monthly charge was approximately $0.1 million. The Company believes its minimum purchase requirements will be satisfied by its consumption of the products in the normal course of its business.

The Company has entered into an agreement to purchase a minimum monthly amount of mill services at its Texas facility. This agreement expires in December 2014. At May 31, 2006, the minimum monthly charge was approximately $23,000. The Company has entered into a similar agreement to purchase a minimum monthly amount of mill services for its Virginia facility. This agreement expires in June 2011. At May 31, 2006, the minimum monthly charge was approximately $0.4 million. The Company believes that its minimum purchase requirements will be satisfied by its consumption of the products in the normal course of its business.

The Company has entered into agreements to purchase minimum amounts of electricity and natural gas for its Texas facility. Total commitments under these agreements were $5.6 million in 2006. As of May 31, 2006, the Company’s commitment under this agreement extends through October 2006. The Company believes its purchase requirements will be satisfied by its consumption of these energy sources in the normal course of its business.

The Company leases certain mobile and other equipment, office space and other items, which in the normal course of business may be renewed or replaced by subsequent leases. Total expense for such operating leases amounted to $1.7 million in 2006, $2.0 million in 2005 and $2.0 million in 2004.

Future estimated payments under these agreements as of May 31, 2006 are as follows:

	Total	2007	2008	2009	2010-2011	After 2011
	(in thousands)
Processed gas supply contract	$41,839	$6,370	$6,370	$6,371	$12,741	$9,987
In-plant mill services	24,334	4,668	4,668	4,668	9,337	993
Short-term energy purchase obligations	30,869	30,869	—	—	—	—
Operating lease obligations	1,990	405	76	61	124	1,324

Total	$99,032	$42,312	$11,114	$11,100	$22,202	$12,304

5. Long-term Debt

Long-term debt is comprised of the following (in thousands):

	May 31,
	2006	2005
Senior secured credit facility expiring in 2010	$—	$—
Senior notes due in 2013, interest rate 10.00%	300,000	—

	300,000	—
Less current maturities	—	—

	$300,000	$—

On June 16, 2005, the Company entered into a senior secured revolving credit facility (the “Credit Facility”) which provides up to $150.0 million of available borrowings. The Credit Facility includes a $25.0 million sub-limit for letters of credit of which $1.7 million was outstanding at May 31, 2006. Any outstanding letters of

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit are deducted from the borrowing availability under the Credit Facility. Amounts drawn under the Credit Facility bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on the Company’s leverage ratio. The commitment fee calculated on the unused portion of the Credit Facility ranges from 0.25% to 0.5% per year based on the Company’s leverage ratio. The Credit Facility matures June 16, 2010 and may be terminated by the Company at any time. The Credit Facility is secured by security interests in all of the Company’s existing and future accounts and inventory, certain related personal property and in all of the equity interest in the Company’s present and future domestic subsidiaries and 66% of the equity interest in the Company’s present and future foreign subsidiaries. The Credit Facility contains covenants restricting, among other things, prepayment or redemption of the Company’s other debt, distributions, dividends, and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. The Company is required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. On July 6, 2005, the Company borrowed $50.0 million under the Credit Facility, none of which was outstanding at August 31, 2005. The Company did not borrow any funds under the Credit Facility during the nine months ended May 31, 2006; however, $1.7 million of the facility was utilized to support letters of credit. The amount borrowed under the Credit Facility will fluctuate based upon the Company’s cash flow and working capital needs.

In addition, on July 6, 2005, the Company issued $300.0 million aggregate principal amount of 10% senior notes due July 15, 2013 in a private offering. On December 2, 2005, the Company completed the offer to exchange senior notes due 2013 (the “Senior Notes”), which are registered under the Securities Act of 1933, as amended, for the outstanding 10% senior notes due 2013 that were issued in a private offering. The terms of the registered notes are substantially identical to the Company’s previously outstanding senior notes. The Senior Notes are unsecured and will effectively be subordinated in right of payment to all of the Company’s existing and future senior secured debt, including borrowings under the Company’s Credit Facility. The indenture governing the Senior Notes contains covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem stock, make investments, sell assets, incur liens, enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of the Company’s assets or the assets of its subsidiaries. As of May 31, 2006, the Company was in compliance with all loan covenants.

The Company used the net proceeds from the Credit Facility and 10% senior notes to pay a cash dividend of $341.1 million to TXI on July 6, 2005.

The amount of interest paid was $19.4.million in 2006, $47.3 million in 2005 and $50.0 million in 2004. No interest was capitalized in 2006, 2005 or 2004.

6. Stockholders’ Equity

Common stock consists of:

	May 31,
	2006	2005
	(in thousands)
Shares authorized	100,000	100,000
Shares outstanding	23,104	22,804

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred stock consists of 10,000,000 authorized shares, $.01 par value, none of which have been issued.

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

The Rights are not exercisable nor are they transferable apart from the common stock until the earlier of (a) the tenth day after such time as a person or group acquires beneficial ownership of 15% of the Common Stock of the Company or (b) the tenth business day (unless extended by the Company’s board of directors) after a person or group announces its intention to commence or commences a tender or exchange offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of the common stock. The earlier of these dates is referred to as the “Distribution Date”. As soon as practicable after the Distribution Date, separate right certificates will be issued and the Rights will become exercisable and transferable apart from the common stock.

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

7. Stock Compensation Plans

Prior to the spin-off, certain of the Company’s employees participated in TXI stock option plans which provided that non-qualified and incentive stock options to purchase TXI’s common stock could be granted to officers and key employees at an exercise price no less than market price on the date of grant. Outstanding options became exercisable in installments beginning one year after date of grant and expire ten years from the date of grant. TXI options totaling 95,900 and 612,076 were exercisable by Company employees and directors as of May 31, 2005 and 2004 at a weighted-average option price of $33.23 and $32.45, respectively.

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

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 21, 2005, the Company’s board of directors and on July 22, 2005, TXI as the sole stockholder of the Company approved the Company’s Amended and Restated 2005 Omnibus Equity Compensation Plan which provides for grants of stock-based awards, including non-qualified and incentive stock options, restricted stock, restricted stock units, performance shares, and performance units to non-employee directors, officers and key employees of the Company. A maximum of 4,000,000 shares of the Company’s common stock is available for issuance to participants under this plan.

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

During 2006, officers and key employees were awarded options to purchase 613,713 shares of common stock. The options were granted at the market price of the common stock on the respective dates of grant, which ranged from $18.40 to $30.36. The term of the options is ten years and the options vest in equal annual installments over five years.

A summary of option transactions related to the Company’s employees for the three years ended May 31, 2006, follows:

	Shares Under Option	Weighted- Average Option Price
TXI options outstanding at May 31, 2003	996,136	$29.86
Exercised	(26,550)	19.44
Canceled	(20,000)	31.19

TXI options outstanding at May 31, 2004	949,586	30.13
Granted	73,000	60.27
Exercised	(624,466)	31.53
Canceled	(4,400)	34.78

TXI options outstanding at May 31, 2005	393,720	33.43
Exercised	(31,000)	29.95
Canceled	(67,500)	34.42

Unvested TXI options outstanding at July 29, 2005	295,220	33.57
Adjustment in connection with the spin-off from TXI	885,992

Company options converted from TXI outstanding at July 29, 2005	1,181,212	8.39
Granted	613,713	20.16
Exercised	(269,590)	(7.97)
Stock appreciation right converted	16,006	6.61
Canceled	(6,200)	(10.65)

Company options outstanding at May 31, 2006	1,535,141	$13.14

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company options totaling 171,441 were exercisable as of May 31, 2006 at a weighted-average option price of $7.18. Outstanding options expire on various dates through January 12, 2016.

The following table summarizes information about Company stock options held by the Company’s employees outstanding as of May 31, 2006.

	Range of Exercise Prices
	$5.35 - $9.13	$12.09 - $18.40	$20.245 - $30.36
Options outstanding:
Shares outstanding	676,652	644,939	213,550
Weighted-average remaining life in years	6.35	8.95	9.32
Weighted-average exercise price	$6.08	$17.14	$23.44
Options exercisable:
Shares exercisable	154,712	16,729	—
Weighted-average exercise price	$6.31	$15.29	$—

In addition, during 2006, the Company’s board of directors granted 31,000 shares of restricted stock to the non-employee directors pursuant to the Company’s Amended and Restated 2005 Omnibus Equity Compensation Plan. These awards are consistent with the compensation package for non-employee directors previously approved on July 21, 2005. The Company recorded compensation expense of $0.4 million related to these grants based on their vesting periods in 2006. Vesting is contingent upon the restricted stockholder remaining a director of the Company until the specified annual meeting of stockholders. Any shares of restricted stock awarded to a director which have not vested will be forfeited on the resignation or removal of the director. As of May 31, 2006, no shares of restricted stock were vested.

As of May 31, 2006, the aggregate intrinsic value (the difference in the market price of $61.43 of the Company’s common stock and the exercise price to be paid by the optionee) of stock options outstanding was $74.1 million. The aggregate intrinsic value of exercisable stock options at that date was $9.3 million. During 2006, the total intrinsic value of options exercised (the difference in the market price of the Company’s common stock at the exercise date and the price paid by the optionee to exercise the option) was $11.2 million.

As of May 31, 2006, the total future compensation cost related to previous grants of stock options to be recognized in the statement of operations following the adoption of FAS 123R was $5.3 million while $0.6 million remained to be recognized related to previous grants of restricted stock. The Company currently expects to recognize stock compensation expense of $2.1 million, $1.6 million, $1.1 million, $0.9 million and $0.2 million in 2007, 2008, 2009, 2010 and 2011, respectively related to these grants.

8. Income Taxes

The provisions (benefit) for income taxes are composed of:

	2006	2005	2004
	(in thousands)
Current	$81,469	$8,518	$(17,064)
Deferred	741	33,572	13,865

	$82,210	$42,090	$(3,199)

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation from income taxes at the federal statutory rate to the preceding provisions (benefit) follows:

	2006	2005	2004
	(in thousands)
Taxes at statutory rate	$83,771	$42,074	$(3,150)
Manufacturers deduction	(2,147)	—	—
State income taxes	938	8	(421)
Nontaxable interest	(674)	—	—
Other—net	322	8	372

	$82,210	$42,090	$(3,199)

The components of the net deferred tax liability at May 31 are summarized below.

	2006	2005
	(in thousands)
Deferred tax assets:
Deferred compensation	$5,220	$2,446
Accrued expenses not currently tax deductible	2,812	2,626

Total deferred tax assets	8,032	5,072

Deferred tax liabilities:
Property, plant and equipment	144,660	141,328
Inventory costs	4,197	4,484
Other	729	—

Total deferred tax liabilities	149,586	145,812

Net deferred tax liability	141,554	140,740
Current deferred tax (asset) liability	(254)	572

Long-term deferred tax liability	$141,808	$140,168

The Company made federal income tax payments of $75.2 million in 2006, $5.9 million in 2005 and received federal income tax reimbursements of $16.8 million in 2004. All federal income tax obligations that arise for the periods prior to the spin-off will be settled with TXI. As of May 31, 2006, the Company has $688.7 million in Virginia state net operating loss carryforwards that begin to expire in 2020. The Company also has Virginia state credits to offset future income tax liabilities of $41.9 million that begin to expire in 2018 and $10 million of credits that do not expire. The Company had net Virginia state deferred tax assets of $47.4 million at May 31, 2006 and $51.9 million at May 31, 2005. Management believes it is more likely than not that this net state deferred tax asset will be unrealized. Therefore, a valuation allowance has been recorded to fully reserve the amount of the net state deferred tax assets.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”), became effective. Among other provisions, the Jobs Creation Act allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. For financial reporting purposes, any deduction for qualified domestic production activities is accounted for as a special deduction rather than as a rate reduction. Accordingly, the Company recorded a deduction of $6.1 million in 2006. In addition, the Company recorded a net state deferred tax liability of $0.7 million in 2006 primarily due to a new tax law enacted in May 2006. The Company’s current tax provision will be affected by this legislation commencing in fiscal 2007.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 1998, the Company filed an action in the District Court of Ellis County, Texas against certain graphite electrode suppliers seeking damages for illegal restraints of trade in the sale of graphite electrodes. The Company obtained a settlement of $4.2 million in 2004 and does not anticipate any material future settlements.

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

The Company and TXI have made certain covenants to each other in connection with the spin-off that prohibit the Company and TXI from taking certain actions. Pursuant to these covenants: (1) the Company and TXI will, for a minimum of two years after the distribution date, continue the active conduct of the steel or cement business, respectively; (2) neither the Company nor TXI will repurchase its stock for two years following the distribution date of the spin-off except in certain circumstances permitted by the IRS; (3) neither the Company nor TXI will take any actions inconsistent with the representations made in the separation and distribution agreement or in connection with the issuance by tax counsel of its legal opinion with respect to the spin-off; and (4) neither the Company nor TXI will take any other action that would result in or fail to take any action necessary to prevent any tax being imposed on the spin-off. Each of the Company and TXI may take actions inconsistent with these covenants if it obtains an unqualified opinion of counsel or a private letter ruling from the IRS that such actions will not cause the spin-off to become taxable.

10. Retirement Plans

The Company’s employees participate in a defined contribution retirement plan. Prior to January 1, 2006, the Company contributed 2% of each employee’s eligible compensation and a variable contribution based on a predetermined formula established annually. After December 31, 2005, the Company will contribute 100% of

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eligible contributions of up to 3% of employee compensation, and 50% of eligible contributions of the next 2% of employee compensation as defined by the plan. The amount of retirement expense charged to costs and expenses for this plan was $2.9 million in 2006, $2.5 million in 2005 and $1.7 million in 2004. It is the Company’s policy to fund the plan to the extent of charges to income.

On July 21, 2005, the Company’s board of directors approved the Chaparral Steel Company financial security plan (“FSP”) a non-qualified defined benefit plan providing death and retirement benefits to the Company’s executive and key managerial employees who are invited and elect to participate. The plan is contributory but not funded. Participants elect the amount of their base salary that is covered by the plan. Costs and associated assets and liabilities related to the Company’s employee participation are included in the financial information contained herein. Amounts payable to participants are to be paid exclusively from the general assets of the Company and are otherwise unsecured. Life insurance contracts have been purchased that may be used to fund the FSP payments. These insurance contracts, recorded at their net cash surrender value, totaled $8.3 million at May 31, 2006 and $5.1 million at May 31, 2005, and are included in investments on the consolidated balance sheets. The amount of FSP benefit expense and the projected FSP benefit obligation are determined using assumptions as of the end of each fiscal year. The weighted-average discount rate used was 6% in the current period. Actuarial gains or losses are recognized when incurred, and therefore, the end of year benefit obligation is the same as the accrued benefit costs recognized in the balance sheet. Prior to the spin-off, the Company’s executive and key managerial employees who were invited and elected to do so, participated in a series of TXI financial security plans which had terms and conditions similar to those of the FSP adopted by the Company.

The estimated future benefit payments for each of the five succeeding years are $0.2 million, $0.3 million, $0.5 million, $0.9 million and $1.0 million and for the five-year period thereafter an aggregate of $5.9 million.

The amount of FSP benefit expense was as follows:

	Year Ended May 31,
	2006	2005	2004
	(in thousands)
Service cost	$884	$822	$603
Interest cost	553	365	449
Amortization of costs	105	17	17
Recognized actuarial loss (gain)	—	566	806
Participant deferrals	(265)	(231)	(206)

	$1,277	$1,539	$1,669

The following provides a reconciliation of the FSP benefit obligation.

	Year Ended May 31,
	2006	2005
	(in thousands)
Change in projected benefit obligation
Benefit obligation at beginning of period	$6,988	$7,316
Service cost	884	822
Interest cost	553	365
Amortization of costs	105	17
Recognized actuarial loss	—	566
Transfer to TXI	—	(1,915)
Benefits paid	(183)	(183)

Benefit obligation at end of period	$8,347	$6,988

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Incentive Plans

All personnel employed by the Company as of May 31 and not subject to production-based incentive awards share in the pretax income of the Company for the year then ended based on predetermined formulas. The duration of the plan is one year. Certain executives are additionally covered under three-year plans with respect to the fiscal years ending May 31, 2006, 2007 and 2008. New plans will be subject to annual approval by the Company’s board of directors. Incentive compensation related to these plans is included in selling, general and administrative expense and was $16.7 million in 2006, $4.2 million in 2005 and $1.7 million in 2004.

12. Transactions with TXI and affiliates

Prior to the spin-off, TXI utilized a centralized cash management program for all of its subsidiaries, through which the Company received payments from TXI as a result of cash received from product sales or made payments to TXI or its subsidiaries for purchases of materials or services or for costs incurred on its behalf, including raw material procurement, payroll and capital expenditures. The current receivable from TXI also contained transactions with TXI under an inter-company tax sharing policy. Prior to the spin-off, TXI through one of its subsidiaries provided the Company with common carrier services, transporting finished product to the Company’s customers and backhauling materials and supplies for the Company. These costs have been included in cost of products sold in the consolidated statements of operations and were $0.6 million in 2006, $6.6 million in 2005 and $5.9 million in 2004. The Company believes that the rates charged to it for transportation services approximate the rates that would be charged by third parties. Following the spin-off, the Company has utilized assets transferred to it by TXI to operate its own common carrier service. Prior to the spin-off, TXI also allocated certain corporate expenses related primarily to shared services and facilities. Management believes that the allocations were made on a reasonable basis.

The long-term payable to Texas Industries, Inc. consisted of advances made by TXI to the Company for the construction of production facilities. Prior to the spin-off, the Company received or paid interest on its balances with TXI and its subsidiaries at a rate 8%. This rate does not necessarily represent the rate that the Company would have been able to obtain on loans from unaffiliated third parties.

In connection with the Company’s spin-off from TXI (Note 13), the remaining inter-company accounts with TXI were converted to the capital of the Company and its subsidiaries. The Company’s relationship with TXI is now governed by a separation and distribution agreement and the ancillary agreements described in that agreement. The terms of the agreements are more fully described in Note 9 “Legal Proceedings and Contingent Liabilities”.

13. Spin-off from TXI

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

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 16, 2005, the Company entered into a senior secured revolving credit facility which provides up to $150.0 million of available borrowings and on July 6, 2005, the Company borrowed $50.0 million under the credit facility. In addition, on July 6, 2005, the Company issued $300.0 million aggregate principal amount of 10% senior notes due July 15, 2013. The terms of these debt instruments are more fully described in Note 5 “Long-term Debt”.

The Company used the net proceeds from its senior secured revolving credit facility and 10% senior notes to pay a cash dividend of $341.1 million to TXI.

At various times intercompany indebtedness were settled between and among the Company and its subsidiaries and TXI and its subsidiaries. These intercompany accounts were settled through offsets, contributions of such indebtedness to the capital of the debtor subsidiaries and other non-cash transfers. TXI has contributed $496.1 million to the capital of the Company and its subsidiaries.

On July 21, 2005, the Company adopted the Rights Agreement Pursuant to the Rights Agreement, the Company declared a dividend of rights to purchase, upon the occurrence of certain events, one one-thousandth of a share of the Series A Junior Participating Preferred Stock, par value $0.01 per share, for each outstanding share of common stock of the Company. The terms of the agreement are more fully described in Note 6 “Stockholders’ Equity”.

On July 29, 2005, the Company became an independent, public company. Although pursuant to the Company’s separation and distribution agreement with TXI and certain ancillary agreements, TXI has agreed to indemnify the Company against certain liabilities and the Company has agreed to indemnify TXI against certain liabilities, TXI has no further ownership interest in the Company, and the Company has no ownership interest in TXI. In addition, the Company is not a guarantor of any of TXI’s indebtedness nor is TXI a guarantor of any of the Company’s indebtedness. The Company’s relationship with TXI is now governed by the separation and distribution agreement and the ancillary agreements described in that agreement. The terms of the agreements are more fully described in Note 9 “Legal Proceedings and Contingent Liabilities”.

14. Condensed Consolidating Financial Information

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

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following condensed consolidating balance sheet as of May 31, 2006, and the condensed consolidating statement of operations and cash flows for the year then ended are provided for the Parent Company and all guarantor subsidiaries. The information has been presented as if the Parent Company accounted for its ownership of the guarantor subsidiaries using the equity method of accounting.

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating balance sheet as of May 31,2006
Cash and cash equivalents	$35,939	$6,644	$—	$—	$42,583
Short-term investments	164,000	—	—	—	164,000
Accounts receivable-net	—	159,721	—	—	159,721
Intercompany receivables	—	251,985	—	(251,985)	—
Inventories	—	159,803	—	—	159,803
Prepaid expenses	173	7,292	—	—	7,465

Total current assets	200,112	585,445	—	(251,985)	533,572

Goodwill	—	85,166	—	—	85,166
Investments and deferred charges	16,807	—	—	—	16,807
Investments in subsidiaries	1,026,771	—	—	(1,026,771)	—
Property, plant and equipment—net	—	593,977	—	—	593,977

Total assets	$1,243,690	$1,264,588	$—	$(1,278,756)	$1,229,522

Trade accounts payable	$179	$49,800	$—	$—	$49,979
Intercompany payables	251,985	—	—	(251,985)	—
Accrued wages, taxes and other liabilities	17,620	37,772	—	—	55,392

Total current liabilities	269,784	87,572	—	(251,985)	105,371

Deferred income taxes and other credits	5,400	150,245	—	—	155,645
Long-term debt	300,000	—	—	—	300,000
Stockholders’ equity	668,506	1,026,771	—	(1,026,771)	668,506

Total liabilities and stockholders’ equity	$1,243,690	$1,264,588	$—	$(1,278,756)	$1,229,522

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of operations for the year ended May 31, 2006
Net sales	$—	$1,466,729	$—	$—	$1,466,729

Costs and expenses (income)
Cost of products sold	—	1,161,173	—	—	1,161,173
Selling, general and administrative	2,034	44,618	—	—	46,652
Interest, net	29,169	2,846	—	—	32,015
Other income	(3,441)	(9,016)	—	—	(12,457)

	27,762	1,199,621	—	—	1,227,383

Income (loss) before income taxes	(27,762)	267,108	—	—	239,346
Income taxes (benefit)	(10,227)	92,437	—	—	82,210

	(17,535)	174,671	—	—	157,136

Equity in earnings (loss) of subsidiaries	174,671	—	—	(174,671)	—

Net income (loss)	$157,136	$174,671	$—	$(174,671)	$157,136

Condensed consolidating statement of cash flows for the year ended May 31, 2006
Net cash provided by operating activities	$72	$263,080	$—	$—	$263,152

Investing activities
Capital expenditures	—	(16,424)	—	—	(16,424)
Purchases of short-term investments	(3,162,385)	—	—	—	(3,162,385)
Purchases of short-term investments	2,998,385	—	—	—	2,998,385
Intercompany advances	248,817	(248,817)	—	—	—
Other-net	(433)	(481)	—	—	(914)

Net cash provided (used) by investing activities	84,384	(265,722)	—	—	(181,338)

Financing activities
Long-term borrowings	350,000	—	—	—	350,000
Debt issuance costs	(9,500)	—	—	—	(9,500)
Debt retirements	(50,000)	—	—	—	(50,000)
Issuance of common stock	2,121	—	—	—	2,121
Dividend paid to TXI	(341,139)	—	—	—	(341,139)

Net cash used by financing activities	(48,518)	—	—	—	(48,518)

Increase (decrease) in cash and cash equivalents	35,938	(2,642)	—	—	33,296
Cash and cash equivalents at beginning of period	1	9,286	—	—	9,287

Cash and cash equivalents at end of period	$35,939	$6,644	$—	$—	$42,583

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Quarterly Financial Information (Unaudited)

2006	Aug. 31	Nov. 30	Feb. 28	May 31
	(in thousands, except per share)
Net sales	$338,405	$348,130	$374,649	$405,545
Gross profit	41,211	64,883	95,399	104,063
Operating profit	35,074	59,490	82,052	94,745
Net income	17,751	34,003	49,244	56,138

Per share
Basic earnings
Net income	$0.78	$1.49	$2.15	$2.44

Dilutive earnings:
Net income	$0.77	$1.44	$2.06	$2.33

2005	Aug. 31	Nov. 30	Feb. 28	May 31
	(in thousands, except per share)
Net sales	$290,781	$249,119	$259,119	$317,357
Gross profit	62,466	49,269	39,308	39,567
Operating profit	55,201	44,307	34,127	33,850
Net income	28,122	21,014	14,247	14,737

Per share
Basic earnings
Net income	$1.23	$0.92	$0.62	$0.65

Dilutive earnings
Net income	$1.23	$0.92	$0.62	$0.65

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our management, including the principal executive officer and principal financial officer, maintains our disclosure controls and procedures (as defined in Rule 13a-15(e) and the Securities Exchange Act of 1934) and has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2006. Based on such evaluation, the principal executive officer and principal financial officer have concluded that as of May 31, 2006, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the SEC is made known to them by others on a timely basis and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended May 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

In connection with our spin-off from TXI on July 29, 2005, responsibility for all of our corporate accounting, finance and internal audit functions was transferred from personnel at TXI to our personnel. We have created our own, or engaged third parties to provide these functions to replace those previously performed by TXI. These changes, although significant, are not likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to our directors which is contained under the caption “Election of Directors” in our Proxy Statement for our 2006 Annual Meeting of Stockholders, is incorporated herein by reference to such Proxy Statement. The information with respect to our executive officers which is contained under the caption “Executive Officers” in our Proxy Statement for our 2006 Annual Meeting of Stockholders, is incorporated herein by reference to such Proxy Statement. The information with respect to our audit committee and our audit committee financial experts contained under the caption “Corporate Governance” in our Proxy Statement for our 2006 Annual Meeting of Stockholders, is incorporated herein by reference to such Proxy Statement. The information with respect to Section 16(a) beneficial ownership reporting compliance contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2006 Annual Meeting of Stockholders, is incorporated herein by reference to such Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information contained under the captions “Executive Officer and Non-Employee Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Stock Performance”, in our Proxy Statement for our 2006 Annual Meeting of Stockholders is incorporated herein by reference to such Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning (a) the beneficial ownership of our common stock by investors who own 5% or more of our common stock, our directors, nominees for election as a director, our chief executive officer, our four most highly compensated executive officers (other than our chief executive officer), and all of our executive officers and directors as a group, that is contained under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our Proxy Statement for the 2006 Annual Meeting of Stockholders, is incorporated herein by reference to such Proxy Statement.

Equity Compensation Plan Information.

The following table provides information regarding the number of shares of our common stock that may be issued on exercise of outstanding stock options under our Amended and Restated 2005 Omnibus Equity Compensation Plan (the “Plan”) as of July 3, 2006.

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans Approved by Stockholders	1,623,166	$13.15	2,104,844

Equity Compensation Plans Not Approved by Stockholders	n/a	n/a	n/a

Total	1,623,166	$13.15	2,104,844

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information with respect to our principal accountant’s fees and services contained under the caption “Independent Auditors” in our Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements and Schedules

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in our financial statements or notes thereto.

(3)	Listing of Exhibits

Articles of Incorporation and Bylaws.

3.1	Amended and Restated Certificate of Incorporation of Chaparral Steel Company.

3.2	Bylaws of Chaparral Steel Company.

3.3	Certificate of Designations of Series A Participating Preferred Stock, filed with the Secretary of State of Delaware on July 21, 2005.

Instruments defining the rights of security holders, including indentures.

4.1	Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3.

4.2

Registration Rights Agreement, dated July 6, 2005, between Chaparral Steel Company, its domestic subsidiaries, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC, and Comerica Securities, Inc.

4.3	Form of Notation of Guarantee.

4.4	Form of Chaparral Steel Company’s 10% Senior Note due 2013.

4.5	Indenture, dated July 6, 2005, among Chaparral Steel Company, certain of its domestic subsidiaries and Wells Fargo Bank, National Association, as Trustee.

4.6	Rights Agreement, effective as of July 29, 2005, between Chaparral Steel Company and Mellon Investor Services LLC, as rights agent.

Material Contracts.

10.1

Purchase Agreement, dated June 29, 2005, among Chaparral Steel Company, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC and Comerica Securities, Inc.

10.2

Credit Agreement, dated June 16, 2005, among Chaparral Steel Company, Bank of America, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, UBS Securities LLC, as syndication agent, General Electric Capital Corporation, Wells Fargo Bank, National Association, and SunTrust Bank, as co-documentation agents and as lenders, and UBS Loan Finance LLC and Comerica Bank, as lenders.

10.3	Security Agreement, dated July 6, 2005, made by Chaparral Steel Company, certain of its domestic subsidiaries, and Bank of America, N.A. as administrative agent.

10.4	Separation and Distribution Agreement, dated July 6, 2005, between Texas Industries, Inc. and Chaparral Steel Company.

10.5	Amendment No. 1 to Separation and Distribution Agreement between Chaparral Steel Company and Texas Industries, Inc., dated July 27, 2005.

10.6	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between Texas Industries, Inc. and Chaparral Steel Company.

10.7	Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan. *

10.8	Chaparral Steel Company Financial Security Plan. *

10.9	Employment Agreement, effective as of January 13, 2006, between Chaparral Steel Company and Tommy A. Valenta. *

10.10

Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement. *

10.11

Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan. *

10.12

Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement. *

10.13

Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan. *

10.14	Form of Stock Option Agreement for employees under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan. *

10.15	Form of Deferred Compensation Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan. *

10.16	Form of Restricted Stock Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan. *

10.17	Form of Texas Industries, Inc. Common Stock Award Plan and Award Letters for Tommy A. Valenta and William H. Dickert assumed by Chaparral Steel Company. *

10.19	Three Year Cash Incentive Plan of Chaparral Steel Company for the three fiscal years ending May 31, 2007. *

10.20	Three Year Cash Incentive Plan of Chaparral Steel Company for the three fiscal years ending May 31, 2008. *

10.21	Three Year Incentive Plan Participant Designation Agreement. *

10.23	Form of Amended and Restated Change of Control/Severance Agreement entered into with the officers of Chaparral Steel Company (other than the Chief Executive Officer) effective as of April 11, 2006. *

Statements re computation of ratios.

12.1	Computation of Ratio of Earnings to Fixed Charges.

Code of Ethics.

14.1	Ethical Business Conduct Policy.

14.2	Code of Ethics for the CEO and Senior Financial Officers.

Subsidiaries of the Registrant.

21.1	Subsidiaries of Chaparral Steel Company.

Consents of Experts and Counsel.

23.1	Consent of Independent Registered Public Accounting Firm.

Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer).

Section 1350 Certifications.

32.1	Section 1350 Certifications (Chief Executive Officer).

32.2	Section 1350 Certifications (Chief Financial Officer).

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 21, 2006	CHAPARRAL STEEL COMPANY
(Registrant)

/s/ TOMMY A. VALENTA
Tommy A. Valenta
Director, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 21, 2006	/s/ JAMES M. HOAK, JR.
James M. Hoak, Jr.
Director, Chairman of the Board

Date: July 21, 2006	/s/ TOMMY A. VALENTA
Tommy A. Valenta
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date: July 21, 2006	/s/ J. CELTYN HUGHES
J. Celtyn Hughes
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 21, 2006	/s/ M. KEVIN LINCH
M. Kevin Linch
Vice President and Controller
(Principal Accounting Officer)

Date: July 21, 2006	/s/ EUGENIO CLARIOND
Eugenio Clariond
Director

Date: July 21, 2006	/s/ RONALD J. GAFFORD
Ronald J. Gafford
Director

Date: July 21, 2006	/s/ JOSEPH M. GRANT
Joseph M. Grant
Director

Date: July 21, 2006	/s/ JOSEPH D. MAHAFFEY
Joseph D. Mahaffey
Director

Date: July 21, 2006	/s/ IAN WACHTMEISTER
Ian Wachtmeister
Director

Date: July 21, 2006	/s/ ELIZABETH C. WILLIAMS
Elizabeth C. Williams
Director

INDEX TO EXHIBITS

CHAPARRAL STEEL COMPANY

EXHIBIT INDEX

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
(3)	Articles of Incorporation and Bylaws.

3.1	Amended and Restated Certificate of Incorporation of Chaparral Steel Company.	10-12G/A No. 1	June 10, 2005	000-51307	3.1

3.2	Bylaws of Chaparral Steel Company.	10-12G	May 6, 2005	000-51307	3.2

3.3	Certificate of Designations of Series A Participating Preferred Stock, filed with the Secretary of State of Delaware on July 21, 2005.	8-K	July 22, 2005	000-51307	3.1

(4)	Instruments defining the rights of security holders, including indentures.

4.1	Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3.	N/A	N/A	N/A	N/A

4.2	Registration Rights Agreement, dated July 6, 2005, between Chaparral Steel Company, its domestic subsidiaries, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC, and Comerica Securities, Inc.	8-K	July 12, 2005	000-51307	4.3

4.3	Form of Notation of Guarantee.	8-K	July 12, 2005	000-51307	4.3

4.4	Form of Chaparral Steel Company’s 10% Senior Note due 2013.	10-Q	January 13, 2006	000-51307	4.4

4.5	Indenture, dated July 6, 2005, among Chaparral Steel Company, certain of its domestic subsidiaries and Wells Fargo Bank, National Association, as Trustee.	8-K	July 12, 2005	000-51307	4.4

4.6	Rights Agreement, effective as of July 29, 2005, between Chaparral Steel Company and Mellon Investor Services LLC, as rights agent.	8-K	July 21, 2005	000-51307	4.1

(10)	Material Contracts.

10.1	Purchase Agreement, dated June 29, 2005, among Chaparral Steel Company, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC and Comerica Securities, Inc.	8-K	July 12, 2005	000-51307	10.1

10.2	Credit Agreement, dated June 16, 2005, among Chaparral Steel Company, Bank of America, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, UBS Securities LLC, as syndication agent, General Electric Capital Corporation, Wells Fargo Bank, National Association, and SunTrust Bank, as co-documentation agents and as lenders, and UBS Loan Finance LLC and Comerica Bank, as lenders.	8-K	July 12, 2005	000-51307	10.2

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
10.3	Security Agreement, dated July 6, 2005, made by Chaparral Steel Company, certain of its domestic subsidiaries, and Bank of America, N.A. as administrative agent.	8-K	July 12, 2005	000-51307	10.3

10.4	Separation and Distribution Agreement, dated July 6, 2005, between Chaparral Steel Company and Texas Industries, Inc.	8-K	July 12, 2005	000-51307	10.4

10.5	Amendment No. 1 to Separation and Distribution Agreement between Chaparral Steel Company and Texas Industries, Inc., dated July 27, 2005.	10-K	August 26, 2005	000-51307	10.5

10.6	Tax Sharing and Indemnification Agreement, dated July 6, 2005 between Chaparral Steel Company and Texas Industries, Inc.	8-K	July 12, 2005	000-51307	10.5

10.7	Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (the “Omnibus Plan). *	10-12G/A No. 5	July 21, 2005	000-51307	10.3

10.8	Chaparral Steel Company Financial Security Plan (including form of agreement). *	10-Q	January 13, 2006	000-51307	10.8

10.9	Employment Agreement, effective as of January 13, 2006, between Chaparral Steel Company and Tommy A. Valenta. *	10-Q	January 13, 2006	000-51307	10.9

10.10	Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement. *	10-Q	January 13, 2006	000-51307	10.10

10.11	Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan. *	10-K	August 26, 2005	000-51307	10.11

10.12	Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement. *	10-Q	January 13, 2006	000-51307	10.12

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
10.13	Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan. *	10-K	August 26, 2005	000-51307	10.13

10.14	Form of Stock Option Agreement for employees under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan. *	10-K	August 26, 2005	000-51307	10.14

10.15	Form of Deferred Compensation Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan. *	10-K	August 26, 2005	000-51307	10.15

10.16	Form of Restricted Stock Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan. *	10-K	August 26, 2005	000-51307	10.16

10.17	Form of Texas Industries, Inc. Common Stock Award Plan and Award Letters for Tommy A. Valenta and William H. Dickert assumed by Chaparral Steel Company. *	10-K	August 26, 2005	000-51307	10.17

10.19	Three Year Cash Incentive Plan of Chaparral Steel Company for the three fiscal years ending May 31, 2007. *	8-K	October 13, 2005	000-51307	10.2

10.20	Three Year Cash Incentive Plan of Chaparral Steel Company for the three fiscal years ending May 31, 2008. *	8-K	October 13, 2005	000-51307	10.3

10.21	Three Year Incentive Plan Participant Designation Agreement. *	8-K	October 13, 2005	000-51307	10.4

10.23	Form of Amended and Restated Change of Control/Severance Agreement entered into with the officers of Chaparral Steel Company (other than the Chief Executive Officer) effective as of April 11, 2006. *	10-Q	April 13, 2006	000-51307	10.23

(12)	Statements re computation of ratios.

	12.1 Computation of Ratio of Earnings to Fixed Charges. +	N/A	N/A	N/A	N/A

(14)	Code of Ethics.

	14.1 Ethical Business Conduct Policy. +	N/A	N/A	N/A	N/A

	14.2 Code of Ethics for the CEO and Senior Financial Officers. +	N/A	N/A	N/A	N/A

Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
(21)	Subsidiaries of the Registrant.

	21.1 Subsidiaries of Chaparral Steel Company. +	N/A	N/A	N/A	N/A

(23)	Consents of Experts and Counsel.

	23.1 Consent of Independent Registered Public Accounting Firm. +	N/A	N/A	N/A	N/A

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

	31.1 Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer). +	N/A	N/A	N/A	N/A

	31.2 Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer). +	N/A	N/A	N/A	N/A

(32)	Section 1350 Certifications.

	32.1 Section 1350 Certifications (Chief Executive Officer). +	N/A	N/A	N/A	N/A

	32.2 Section 1350 Certifications (Chief Financial Officer). +	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan
+	Filed herewith