Form 10-Q
period 2006-08-31
Chaparral Steel CO
filed 2006-10-11
CIK 1319048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

or

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

There were 46,297,324 shares of common stock, $0.01 par value per share, outstanding on October 5, 2006.

For purposes of this Quarterly Report, references to the “Company,” “we,” “us,” “our” and “Chaparral” mean Chaparral Steel Company collectively with all of our subsidiaries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements.” Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Forward-looking statements include statements concerning:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Chaparral Steel Company

We have reviewed the accompanying consolidated balance sheet of Chaparral Steel Company and subsidiaries as of August 31, 2006, and the related consolidated statements of operations and cash flows for the three-month periods ended August 31, 2006 and 2005 and the related consolidated statement of stockholders’ equity for the three-month period ended August 31, 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Chaparral Steel Company and subsidiaries as of May 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated July 19, 2006, we expressed an unqualified opinion on those consolidated financial statements. On September 1, 2006, the Company distributed a 100% common stock dividend resulting in a revision of the May 31, 2006 consolidated balance sheet. We have not audited the revised consolidated balance sheet reflecting its revision for the stock dividend.

/s/ Ernst & Young LLP

Dallas, Texas

October 9, 2006

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	August 31, 2006	May 31, 2006
Assets
Current assets:
Cash and cash equivalents	$51,717	$42,583
Short-term investments	238,250	164,000
Accounts receivable	155,679	159,721
Inventories	184,341	159,803
Prepaid expenses	6,441	7,465

Total current assets	636,428	533,572

Other assets:
Goodwill	85,166	85,166
Investments and deferred charges	16,988	16,807

	102,154	101,973

Property, plant and equipment:
Land and land improvements	96,926	96,926
Buildings	56,075	55,570
Machinery and equipment	1,034,139	1,032,697
Construction in progress	30,831	28,867

	1,217,971	1,214,060
Less depreciation	632,274	620,083

	585,697	593,977

	$1,324,279	$1,229,522

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$69,677	$49,979
Accrued wages, taxes and other liabilities	69,313	55,392

Total current liabilities	138,990	105,371

Deferred income taxes and other credits	150,943	155,645

Long-term debt	300,000	300,000

Stockholders’ equity:
Common stock, $0.01 par value	463	462
Additional paid-in capital	714,325	707,573
Retained earnings (deficit)	19,558	(39,529)

Total stockholders’ equity	734,346	668,506

	$1,324,279	$1,229,522

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended August 31,
	2006	2005
Net sales	$410,649	$338,405
Costs and expenses (income):
Cost of products sold	306,768	297,194
Selling, general and administrative	10,659	7,439
Interest	8,046	8,164
Other income, net	(3,487)	(1,302)

	321,986	311,495

Income before income taxes	88,663	26,910
Income taxes	29,576	9,159

Net income	$59,087	$17,751

Earnings per share:
Basic	$1.28	$.39

Diluted	$1.23	$.39

Average shares outstanding:
Basic	46,190	45,608

Diluted	48,175	46,087

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended August 31,
	2006	2005
Operating activities:
Net income	$59,087	$17,751
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	12,212	12,513
Deferred income taxes	(2,189)	713
Stock-based compensation	831	43
Other – net	331	254
Changes in operating assets and liabilities
Accounts receivable	4,042	(15,908)
Inventories	(24,538)	60,310
Prepaid expenses	986	1,634
Accounts payable	19,698	(20,770)
Accrued wages, taxes and other liabilities	14,974	14,137
Other credits	(2,395)	161
Receivable from or payable to TXI	—	(7,948)

Net cash provided by operating activities	83,039	62,890

Investing activities:
Capital expenditures	(3,959)	(4,669)
Purchases of short-term investments	(2,841,710)	—
Sales of short-term investments	2,767,460	—
Other – net	(485)	(438)

Net cash used by investing activities	(78,694)	(5,107)

Financing activities:
Long-term borrowings	—	350,000
Debt retirements	—	(50,000)
Debt issuance costs	—	(9,241)
Dividend paid to Texas Industries, Inc.	—	(341,139)
Issuance of common stock	548	—
Tax benefits from exercise of stock options	4,241	—

Net cash provided (used) by financing activities	4,789	(50,380)

Increase in cash and cash equivalents	9,134	7,403

Cash and cash equivalents at beginning of period	42,583	9,287

Cash and cash equivalents at end of period	$51,717	$16,690

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
May 31, 2006, as previously reported	$—	$231	$707,804	$(39,529)	$668,506
Adjustment for the 100% stock dividend	—	231	(231)	—	—

May 31, 2006, as adjusted	—	462	707,573	(39,529)	668,506

Net income	—	—	—	59,087	59,087
Adjustment of prior contribution by Texas Industries, Inc.	—	—	1,053	—	1,053
Stock-based compensation	—	—	831	—	831
Stock award issued	—	—	80	—	80
Issuance of common stock for options	—	1	547	—	548
Tax benefit from exercise of stock options	—	—	4,241	—	4,241

August 31, 2006	$—	$463	$714,325	$19,558	$734,346

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Chaparral Steel Company and its subsidiaries (the “Company”) is a leading supplier of structural steel and steel bar products through a single business segment. The Company produces and sells structural steel, piling products, special bar quality products, merchant bar quality rounds, reinforcing bar and channels from facilities located in Texas and Virginia. Structural steel products include wide flange beams, piling products, channels and other shapes. Steel bar products include specialty bar products and, to a lesser extent, reinforcing bar. The Company sells to steel service centers and steel fabricators for use in the construction industry, as well as to cold finishers, forgers and original equipment manufacturers for use in the railroad, defense, automotive, manufactured housing and energy industries. The Company’s products are marketed throughout the United States, Canada and Mexico, and to a limited extent in Europe. All of the Company’s long-lived assets are located in the United States.

On July 29, 2005, Texas Industries, Inc. and its subsidiaries (“TXI”) completed the spin-off of its steel business to TXI stockholders in the form of a pro-rata, tax-free dividend of one share of the Company’s common stock for each share of TXI stock owned on July 20, 2005. Although pursuant to the Company’s separation and distribution agreement with TXI and certain ancillary agreements, TXI has agreed to indemnify the Company against certain liabilities and the Company has agreed to indemnify TXI against certain liabilities. TXI has no further ownership interest in the Company, and the Company has no ownership interest in TXI. In addition, the Company is not a guarantor of any of TXI’s indebtedness nor is TXI a guarantor of any of the Company’s indebtedness. The Company’s relationship with TXI is now governed by the separation and distribution agreement and the ancillary agreements described in that agreement. The terms of the agreements are more fully described in Note 9 “Legal Proceedings and Contingent Liabilities”. At various times, items of intercompany indebtedness were settled between and among the Company and the Company’s subsidiaries and TXI and its subsidiaries. These intercompany accounts were settled through offsets, contributions of such indebtedness to the Company’s capital and other non-cash transfers. During the three months ended August 31, 2006, an adjustment of $1.1 million was recorded increasing the previous contributions to the Company’s capital by TXI.

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

On July 12, 2006, the Company’s board of directors approved a stock split effected in the form of a 100% common stock dividend which was distributed on September 1, 2006 to stockholders of record on August 15, 2006. The historical share and per share amounts have been retroactively adjusted to reflect the stock dividend for all periods presented.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three-month period ended August 31, 2006, are not necessarily indicative of the results that may be expected for the year ending May 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2006.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Chaparral Steel Company and all subsidiaries. Stock-based compensation on the statement of cash flows for the three months ended August 31, 2005 has been reclassified to conform to the current period presentation.

Estimates. The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Fair Value of Financial Instruments. The estimated fair value of each class of financial instruments as of August 31, 2006 approximates its carrying value except for the Senior Notes having a fixed interest rate at August 31, 2006. The fair value of the Senior Notes at August 31, 2006, estimated based on quoted market prices, was $333.0 million compared to the carrying amount of $300.0 million.

Cash Equivalents. Investments with maturities of less than 90 days when purchased are classified as cash equivalents and consist primarily of money market funds and investment grade commercial paper issued by major corporations and financial institutions.

Short-term investments. Short-term investments consist of Auction Rate Securities (“ARS”). At August 31, 2006, these ARS have remaining stated maturities which range from 10 to 32 years, but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process. The Company invests in high credit quality instruments of political subdivisions of states with an active resale market to ensure liquidity and the ability to readily convert these investments into cash to fund current operations or satisfy other cash requirements as needed. Accordingly, the Company classified all these securities as available-for-sale and as current assets in the accompanying balance sheet as of August 31, 2006. The ARS are stated at cost which approximates fair value based on market quotes. Net unrealized gains and losses, net of deferred taxes, have not been significant. The Company limits the amount of credit exposure to any one issuer. The Company expects that the majority of its short-term investments will be sold within one year, regardless of legal maturity date. Purchases and sales activity of ARS are presented as cash flows from investing activities in the consolidated statements of cash flows.

Receivables. Management evaluates the ability to collect accounts receivable based on a combination of factors. A reserve for doubtful accounts is maintained based on historical default rates and current economic trends. The reserve is increased if it is anticipated that a specific customer will be unable to make required payments. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers in the Company’s customer base and their dispersion across geographical areas.

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

Property, plant and equipment is recorded at cost. Provisions for depreciation are computed generally using the straight-line method. The Company assigns each fixed asset a useful life generally ranging from 5 to 7 years for mobile and other equipment, 10 to 20 years for machinery and equipment and 20 to 40 years for buildings and land improvements. Maintenance and repairs are charged to expense as incurred. Costs incurred for scheduled shut-downs to refurbish the facilities are amortized over the benefited period, typically 12 months. Such deferred amounts are included in prepaid expenses on the consolidated balance sheets and amounted to $1.6 million at August 31, 2006 and $3.4 million at May 31, 2006.

Goodwill. Management tests goodwill for impairment at least annually. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the applicable reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. At May 31, 2006, the fair value of the Company’s goodwill on the balance sheet exceeded its carrying value of $85.2 million.

Investments and Deferred Charges. Investments are composed primarily of life insurance contracts that may be used to fund certain Company benefit agreements. The contracts, recorded at their net cash surrender value, totaled $8.8 million at August 31, 2006 and $8.3 million at May 31, 2006. Deferred charges are composed primarily of debt issuance costs that totaled $8.1 million at August 31, 2006 and $8.5 million at May 31, 2006. The costs are associated with various debt issues and amortized over the term of the related debt.

Other Credits. Other credits of $11.4 million at August 31, 2006 and $13.8 million at May 31, 2006 are composed primarily of liabilities related to the Company’s retirement plans, asset retirement obligations and deferred compensation agreements.

Asset Retirement Obligations. Changes in asset retirement obligations for the three-month periods ended August 31, 2006 and August 31, 2005 are as follows (in thousands):

	Three months ended August 31,
	2006	2005
Balance at beginning of period	$1,040	$566
Accretion expense	30	17
Settlements	(25)	(29)

Balance at end of period	$1,045	$554

Net Sales. The Company sells products to a highly diversified customer base representing various steel consuming markets. A significant portion of the Company’s sales are to steel service centers, fabricators and processors. These customers typically act as intermediaries between steel producers and various end-user manufacturers that require further processing or inventory programs. The Company recognizes revenue when the goods are shipped and title and risk of loss transfer to the customer (FOB shipping point). The Company includes delivery fees in the amount it bills customers to the extent needed to recover the Company’s cost of freight and delivery. Net sales from other products were generated from the Company’s metals separation operation.

The following table summarizes the Company’s net sales by product line (in thousands):

	Three months ended August 31,
	2006	2005
Net sales
Structural mills	$313,589	$250,039
Bar mill	58,036	60,763
Other products	16,036	8,614
Delivery fees	22,988	18,989

	$410,649	$338,405

Other Income. Other income includes interest income of $2.5 million and $37,000 in the three-month periods ended August 31, 2006 and 2005, respectively.

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

Earnings Per Share (“EPS”). Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. During the three months ended August 31, 2006, the Company issued 112,180 shares of common stock as a result of the exercise of stock options and 2,530 shares of common stock as a result of an employee stock award. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options and other equity-based awards.

	Three months ended August 31,
In thousands except per share data	2006	2005
Earnings:
Net income	$59,087	$17,751

Shares:
Weighted-average shares outstanding	46,190	45,608

Basic weighted-average shares	46,190	45,608

Dilutive stock options and other equity-based awards	1,985	479

Diluted weighted-average shares	48,175	46,087

Net income:
Basic earnings per share	$1.28	$0.39

Diluted earnings per share	$1.23	$0.39

Stock-based Compensation. The Company’s employees and non-employee directors participate in stock compensation plans. The plans provide for the granting of incentive and non-qualified stock options, restricted stock and other equity-based incentive awards for officers, key employees and non-employee directors.

Prior to June 1, 2006, the Company accounted for employee and non-employee director stock options using the intrinsic value method of accounting prescribed by APB Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as allowed by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. Generally, no expense was recognized related to the Company’s stock options because each option’s exercise price was set at the stock’s fair market value on the date the option was granted.

Effective June 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified prospective application method. Under this modified prospective method, compensation cost recognized for the three months ended August 31, 2006 includes the applicable amounts of compensation cost of stock-based payments granted prior to, but not yet vested as of June 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures. The Company uses the Black-Scholes-Merton valuation method to determine the fair value of stock options as of the grant date. For restricted stock awards, the Company uses the stock price as of the grant date to determine the fair value. The impact of recognizing compensation expense related to stock options using the fair value recognition provisions of SFAS 123(R) for the three-month period ended August 31, 2006 was $0.5 million (net of tax benefit of $0.1 million) or $0.01 per common share. Results for periods prior to June 1, 2006, have not been restated.

Total stock-based compensation expense, related to the Company’s stock options and non-employee director stock awards, recognized for the three-month period ended August 31, 2006 using the straight-line method over the requisite service period of the award was as follows (in thousands):

Cost of products sold	$168
Selling, general and administrative	663

$831

As of August 31, 2006, the total estimated future compensation cost related to previous grants of stock options to be recognized in the statement of operations was $6.4 million over a weighted-average period of 22 months while $0.3 million remained to be recognized related to previous grants of restricted stock awards over a weighted-average period of 9 months. In addition, the Company currently expects to recognize future compensation expense of $3.3 million related to the share portion of the new performance awards to be granted to the executive officers under the 2006 Plan (see Note 11),

Prior to adopting SFAS 123(R), the Company presented the tax benefits of deductions resulting from the exercise of stock options as operating cash flows. SFAS 123(R) requires the cash flows resulting from excess tax benefits related to stock options be classified as a part of cash flows from financing activities. As a result of adopting SFAS 123(R) effective June 1, 2006, $4.2 million of excess tax benefits have been recorded in the current period as financing cash flows.

For purposes of pro forma disclosures under SFAS 123 for the three-month period ended August 31, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share for the three-month period ended August 31, 2005 were as follows (in thousands, except per share data):

Net income
As reported	$17,751
Stock-based compensation included in the determination of net income as reported, net of tax	28
Fair value of stock-based compensation, net of tax	(264)

Pro forma	$17,515

Net earnings per share-as reported:
Basic	$0.39
Diluted	0.39
Net earnings per share-pro forma:
Basic	0.38
Diluted	0.38

Recent Accounting Pronouncements. The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” in July 2006. The new rules will be effective for the Company in the fiscal year beginning June 1, 2007. The Company is evaluating this interpretation, but does not presently anticipate its adoption will have a material impact on the Company’s financial statements.

3. Working Capital

Working capital totaled $497.4 million at August 31, 2006 and $428.2 million at May 31, 2006.

Short-term investments were $238.3 million at August 31, 2006 and $164.0 million at May 31, 2006 and consisted of Auction Rate Securities all of which had stated maturities of over 10 years but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process.

Accounts receivable are presented net of allowances for doubtful receivables of $1.7 million at August 31, 2006 and $1.8 million at May 31, 2006 and net of allowances for returns and allowances of $0.6 million at August 31, 2006 and $0.4 million at May 31, 2006. Provisions (recoveries) for bad debts charged to expense were $(0.1) million and $(0.2) million in the three-month periods ended August 31, 2006 and 2005, respectively. No uncollectible amounts were written off in the three-month periods ended August 31, 2006 and 2005, respectively. Provisions for returns and allowances charged to sales were $0.2 million and none in the three-month periods ended August 31, 2006 and 2005, respectively.

Inventories consist of (in thousands):

	August 31, 2006	May 31, 2006
Finished products	$57,510	$52,373
Work in process	18,266	15,348
Raw materials	28,841	16,952
Supplies	79,724	75,130

	$184,341	$159,803

Inventories, excluding supplies, are stated at cost (not in excess of market) using the last-in, first-out (“LIFO”) method that results in better matching of costs and revenues than other methods. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $52.5 million at August 31, 2006 and $51.5 million higher at May 31, 2006. Supplies primarily consist of rolls and molds, which are used in the manufacturing processes, and are carried at average cost.

Effective June 1, 2006, the Company adopted SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in inventory. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard did not have a significant effect on our consolidated financial position or results of operations.

Accrued wages, taxes and other liabilities consist of (in thousands):

	August 31, 2006	May 31, 2006
Employee wages and benefits	$20,619	$26,354
Property taxes	4,089	3,135
Current income taxes payable	32,219	6,695
Interest payable	3,935	11,431
Other liabilities	8,451	7,777

	$69,313	$55,392

4. Commitments

The Company entered into an agreement to purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a percentage change in the producer price index. The gases are produced from a facility located at the Company’s Texas facility which is owned and operated by an independent third party. This agreement expires in August 2012. At August 31, 2006, the minimum monthly charge was approximately $0.5 million. The Company entered into a similar agreement to purchase processed gases for its Virginia facility with the same third party, which expires in December 2014. The agreement specifies that the Company will purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a similar formula. At August 31, 2006, the minimum monthly charge was approximately $0.1 million. The Company believes that its minimum purchase requirements will be satisfied by its consumption of the products in the normal course of its business.

The Company entered into an agreement to purchase a minimum monthly amount of mill services at its Texas facility. This agreement expires in December 2014. At August 31, 2006, the minimum monthly charge was approximately $23,000. The Company entered into a similar agreement to purchase a minimum monthly amount of mill services for its Virginia facility. This agreement expires in June 2012. At August 31, 2006, the minimum monthly charge was approximately $0.4 million. The Company believes that its minimum purchase requirements will be satisfied by its consumption of the products in the normal course of its business.

The Company has entered into agreements to purchase minimum amounts of electricity and natural gas for its Texas and Virginia facilities. Total commitments under these agreements were $19.5 million in the three-month period ended August 31, 2006. As of August 31, 2006, the Company’s commitments under these agreements extend through October 2006 for electricity and natural gas in Texas and through March 2007 for natural gas in Virginia. The Company believes its purchase requirements will be satisfied by its consumption of these energy sources in the normal course of its business.

The Company leases certain mobile and other equipment, real estate and other items, which in the normal course of business are renewed or replaced by subsequent leases. Total expense for such operating leases was $0.6 million and $0.4 million in the three-month periods ended August 31, 2006 and 2005, respectively.

Future estimated payments under these agreements as of August 31, 2006 are as follows for the years ending August 31 as noted (in thousands):

	Total	2007	2008	2009	2010	2011	After 2011
Processed gas supply contract	$40,246	$6,370	$6,371	$6,370	$6,371	$6,370	$8,394
In-plant mill services	23,168	4,668	4,668	4,669	4,668	3,571	924
Short-term energy purchase obligations	20,390	20,390	—	—	—	—	—
Operating lease obligations	3,949	761	509	496	497	426	1,260

Total	$87,753	$32,189	$11,548	$11,535	$11,536	$10,367	$10,578

5. Long-term Debt

Long-term debt is comprised of the following (in thousands):

	August 31, 2006	May 31, 2006
Senior secured credit facility expiring in 2010	$—	$—
Senior notes due in 2013, interest rate 10.00%	300,000	300,000

	300,000	300,000
Less current maturities	—	—

	$300,000	$300,000

On June 16, 2005, the Company entered into a senior secured revolving credit facility (the “Credit Facility”) which provides up to $150.0 million of available borrowings. The Credit Facility includes a $25.0 million sub-limit for letters of credit of which $3.2 million was outstanding at August 31, 2006. Any outstanding letters of credit are deducted from the borrowing availability under the Credit Facility. Amounts drawn under the Credit Facility bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on the Company’s leverage ratio. The commitment fee calculated on the unused portion of the Credit Facility ranges from 0.25% to 0.5% per year based on the Company’s leverage ratio. The Credit Facility matures June 16, 2010 and may be terminated by the Company at any time. The Credit Facility is secured by security interests in all of the Company’s existing and future accounts and inventory, certain related personal property and in all of the equity interest in the Company’s present and future domestic subsidiaries and 66% of the equity interest in the Company’s present and future foreign subsidiaries. The Credit Facility contains covenants restricting, among other things, prepayment or redemption of the Company’s other debt, distributions, dividends, and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. The Company is required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. The amount borrowed under the Credit Facility will fluctuate based upon the Company’s cash flow and working capital needs.

In addition, on July 6, 2005, the Company issued $300.0 million aggregate principal amount of 10% senior notes due July 15, 2013 (the “Senior Notes”). Interest is due semi-annually on January 15th and July 15th. On December 2, 2005, the Company completed the offer to exchange senior notes due 2013 (the “Senior Notes”), which are registered under the Securities Act of 1933, as amended, for the outstanding 10% senior notes due 2013 that were issued in a private offering. The terms of the registered notes are substantially identical to the Company’s previously outstanding senior notes. The Senior Notes are unsecured and will effectively be subordinated in right of payment to all of the Company’s existing and future senior secured debt, including borrowings under the Company’s Credit Facility The indenture governing the Senior Notes contains covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem stock, make investments, sell assets, incur liens, enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of the Company’s assets or the assets of its subsidiaries. As of August 31, 2006, the Company was in compliance with all loan covenants.

The Company used the net proceeds from $50.0 million of borrowings under the Credit Facility and the $300.0 million of Senior Notes to pay a cash dividend of $341.1 million to Texas Industries, Inc. on July 6, 2005.

The amount of interest paid was $15.2 million and $3.0 million in the three-month periods ended August 31, 2006 and 2005, respectively. No interest was capitalized in either of the three-month periods ended August 31, 2006 and 2005.

6. Stockholders’ Equity

Common stock, as adjusted for the 100% stock dividend, consists of:

	August 31, 2006	May 31, 2006
	(in thousands)
Shares authorized	100,000	100,000
Shares outstanding	46,294	46,209

Preferred stock consists of 10,000,000 authorized shares, $.01 par value, none of which have been issued.

7. Stock Compensation Plans

On July 21, 2005, the Board of Directors and on July 22, 2005, TXI as the sole stockholder of the Company approved the Company’s Amended and Restated 2005 Omnibus Equity Compensation Plan (the “2005 Plan”) which provides for grants of stock-based awards, including non-qualified and incentive stock options, restricted stock, restricted stock units, performance shares, and performance units to non-employee directors, officers and key employees of the Company. On August 29, 2006, the Company’s stockholders ratified the 2005 Plan. The Chaparral Steel Company 2006 Omnibus Incentive Plan (the “2006 Plan”), as approved by stockholders, provides for grants of performance awards, annual incentive awards or a combination of such awards. Awards under the 2006 Plan for fiscal 2007 may be paid in cash, in shares of the common stock or both. Any shares of common stock used to settle awards will be issued under the 2005 Plan as “Other Stock-Based Awards” and will count against the maximum number of shares that may be issued under the 2005 Plan. At August 31, 2006, a maximum of 7,284,110 shares of the Company’s common stock is available for issuance to participants under the 2005 plan.

A summary of Company stock option transactions related to the Company’s employees and non-employee directors for the three-month period ended August 31, 2006, follows:

	Shares Under Option	Weighted- Average Option Price
Options outstanding at May 31, 2006, as previously reported	1,535,141	$13.14
Adjustment for the 100% stock dividend	1,535,141	(6.57)

Options outstanding at May 31, 2006, as adjusted	3,070,282	6.57
Exercised	(112,180)	(4.88)
Cancelled	(11,200)	(5.79)

Options outstanding at August 31, 2006	2,946,902	$6.64

Options exercisable at August 31, 2006	449,170	$6.12

The term of the options is ten years and the options vest in equal annual installments over five years. Outstanding options expire on various dates through January 12, 2016.

The following table summarizes information about Company stock options held by the Company’s employees outstanding as of August 31, 2006.

	Range of Exercise Prices
	$2.675-$4.565	$6.045-$9.20	$10.1225-$15.18
Options outstanding:
Shares outstanding	1,268,326	1,278,676	399,900
Weighted-average remaining life in years	6.40	8.71	9.08
Weighted-average exercise price	$3.05	$8.58	$11.83
Options exercisable:
Shares exercisable	229,248	188,722	31,200
Weighted-average exercise price	$3.23	$8.96	$10.12

As of August 31, 2006, the aggregate intrinsic value (the difference in the closing market price of the Company’s common stock of $35.71 and the exercise price to be paid by the optionee) of stock options outstanding was $85.7 million. The aggregate intrinsic value of exercisable stock options at that date was $13.3 million. During the three-month period ended August 31, 2006, the total intrinsic value for options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was $3.4 million.

In addition, during 2006, the Company’s board of directors granted 62,000 shares of restricted stock to the non-employee directors pursuant to the 2005 Plan, at the market price of the common stock on the respective dates of grant ranging from $15.18 to $35.278. The Company recorded compensation expense of $0.3 million related to these grants based on their vesting periods for the three-month period ended August 31, 2006. As of August 31, 2006, 32,000 shares of restricted stock were vested.

8. Income Taxes

Income taxes for the interim periods ended August 31, 2006 and 2005, have been included in the accompanying financial statements on the basis of an estimated annual rate of 33.4% and 34.0%, respectively. The primary reason that these respective tax rates differ from the 35% statutory federal corporate rate is due to deduction for qualified domestic production activities. The Company made income tax payments of $2.0 million and $3.6 million in the three-month periods ended August 31, 2006 and 2005, respectively.

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

10. Retirement Plans

The Company’s employees participate in a defined contribution retirement plan. Prior to January 1, 2006, the Company contributed 2% of each employee’s eligible compensation and a variable contribution based on a predetermined formula established annually. After December 31, 2005, the Company will contribute 100% of eligible contributions of up to 3% of employee compensation, and 50% of eligible contributions of the next 2% of employee compensation as defined by the plan. The amount of retirement expense charged to costs and expenses for this plan was $1.0 million and $0.9 million in the three-month periods ended August 31, 2006 and 2005.

On July 21, 2005, the Company’s board of directors approved the Chaparral Steel Company financial security plan (“FSP”) a non-qualified defined benefit plan providing death and retirement benefits to the Company’s executive and key managerial employees who are invited and elect to participate. The plan is contributory but not funded. Participants elect the amount of their base salary that is covered by the plan. Costs and associated assets and liabilities related to the Company’s employee participation are included in the financial information contained herein. Amounts payable to participants are to be paid exclusively from the general assets of the Company and are otherwise unsecured. Life insurance contracts have been purchased that may be used to fund the FSP payments. These insurance contracts, recorded at their net cash surrender value, totaled $8.8 million at August 31, 2006 and $8.3 million at May 31, 2006, and are included in investments on the consolidated balance sheets. The amount of FSP benefit expense and the projected FSP benefit obligation are determined using assumptions as of the end of each fiscal year. The weighted-average discount rate used was 6% in the current period. Actuarial gains or losses are recognized when incurred, and therefore, the end of year benefit obligation is the same as the accrued benefit costs recognized in the balance sheet. Prior to the spin-off, the Company’s executive and key managerial employees who were invited and elected to do so, participated in a series of TXI financial security plans which had terms and conditions similar to those of the FSP adopted by the Company.

As of August 31, 2006, the estimated future benefit payments for each of the five succeeding years are $0.2 million, $0.3 million, $0.6 million, $0.9 million and $1.0 million and for the five-year period thereafter an aggregate of $6.2 million.

The amount of FSP benefit expense was as follows (in thousands):

	Three months ended August 31,
	2006	2005
Service cost	$231	$210
Interest cost	157	103
Amortization of costs	40	4
Participant deferrals	(82)	(62)

	$346	$255

11. Incentive Plans

All personnel employed by the Company as of May 31 and not subject to production-based incentive or 2006 Plan awards share in the pretax income of the Company for the year then ended based on predetermined formulas. The duration of the plan is one year. Certain executives are additionally covered under three-year plans with respect to fiscal years ending May 31, 2007 and 2008. In August 2006, the Company’s executive officers relinquished their previous participation under the three-year plans with respect to fiscal years ending May 31, 2007 and 2008 and will participate in new performance awards under the 2006 Plan (see Notes 2 and 7) with respect to the fiscal year ending May 31, 2007. The new performance awards are payable in cash, shares of common stock or both and are being accrued over the respective vesting periods. This change in the incentive awards to our executive officers resulted in a net increase of incentive expense of $0.1 million in the three-month period ended August 31,

2006. New plans and awards will be subject to annual approval by the Company’s Board of Directors. Incentive compensation related to these plans is included in selling, general and administrative expense and was $2.7 million and $0.4 million in the three-month periods ended August 31, 2006 and 2005, respectively.

12. Condensed Consolidating Financial Information

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

The following condensed consolidating balance sheets, condensed consolidating statements of operations and condensed consolidating statements of cash flows are provided for the Parent Company and all guarantor subsidiaries. The information has been presented as if the Parent Company accounted for its ownership of the guarantor subsidiaries using the equity method of accounting.

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating balance sheet as of August 31, 2006
Cash and cash equivalents	$47,722	$3,995	$—	$—	$51,717
Short-term investments	238,250	—	—	—	238,250
Accounts receivable	—	155,679	—	—	155,679
Intercompany receivables	—	352,078	—	(352,078)	—
Inventories	—	184,341	—	—	184,341
Prepaid expenses	355	6,086	—	—	6,441

Total current assets	286,327	702,179	—	(352,078)	636,428

Goodwill	—	85,166	—	—	85,166
Investments and deferred charges	16,988	—	—	—	16,988
Investments in subsidiaries	1,090,240	—	—	(1,090,240)	—
Property, plant and equipment - net	—	585,697	—	—	585,697

Total assets	$1,393,555	$1,373,042	$—	$(1,442,318)	$1,324,279

Trade accounts payable	$395	$69,282	$—	$—	$69,677
Intercompany payables	352,078	—	—	(352,078)	—
Accrued wages, taxes and other liabilities	1,203	68,110	—	—	69,313

Total current liabilities	353,676	137,392	—	(352,078)	138,990

Deferred income taxes and other credits	5,533	145,410	—	—	150,943
Long-term debt	300,000	—	—	—	300,000
Stockholders’ equity	734,346	1,090,240	—	(1,090,240)	734,346

Total liabilities and stockholders’ equity	$1,393,555	$1,373,042	$—	$(1,442,318)	$1,324,279

Condensed consolidating balance sheet as of May 31, 2006
Cash and cash equivalents	$35,939	$6,644	$—	$—	$42,583
Short-term investments	164,000	—	—	—	164,000
Accounts receivable	—	159,721	—	—	159,721
Intercompany receivables	—	251,985	—	(251,985)	—
Inventories	—	159,803	—	—	159,803
Prepaid expenses	173	7,292	—	—	7,465

Total current assets	200,112	585,445	—	(251,985)	533,572

Goodwill	—	85,166	—	—	85,166
Investments and deferred charges	16,807	—	—	—	16,807
Investments in subsidiaries	1,026,771	—	—	(1,026,771)	—
Property, plant and equipment - net	—	593,977	—	—	593,977

Total assets	$1,243,690	$1,264,588	$—	$(1,278,756)	$1,229,522

Trade accounts payable	$179	$49,800	$—	$—	$49,979
Intercompany payables	251,985	—	—	(251,985)	—
Accrued wages, taxes and other liabilities	17,620	37,772	—	—	55,392

Total current liabilities	269,784	87,572	—	(251,985)	105,371

Deferred income taxes and other credits	5,400	150,245	—	—	155,645
Long-term debt	300,000	—	—	—	300,000
Stockholders’ equity	668,506	1,026,771	—	(1,026,771)	668,506

Total liabilities and stockholders’ equity	$1,243,690	$1,264,588	$—	$(1,278,756)	$1,229,522

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of operations for the three months ended August 31, 2006
Net sales	$—	$410,649	$—	$—	$410,649

Costs and expenses (income)
Cost of products sold	—	306,768	—	—	306,768
Selling, general and administrative	704	9,955	—	—	10,659
Interest	8,046	—	—	—	8,046
Other income	(2,469)	(1,018)	—	—	(3,487)

	6,281	315,705	—	—	321,986

Income (loss) before income taxes	(6,281)	94,944	—	—	88,663
Income taxes (benefit)	(2,951)	32,527	—	—	29,576

	(3,330)	62,417	—	—	59,087

Equity in earnings of subsidiaries	62,417	—	—	(62,417)	—

Net income	$59,087	$62,417	$—	$(62,417)	$59,087

Condensed consolidating statement of operations for the three months ended August 31, 2005
Net sales	$—	$338,405	$—	$—	$338,405

Costs and expenses (income)
Cost of products sold	—	297,194	—	—	297,194
Selling, general and administrative	5	7,434	—	—	7,439
Interest	5,318	2,846	—	—	8,164
Other income	(37)	(1,265)	—	—	(1,302)

	5,286	306,209	—	—	311,495

Income (loss) before income taxes	(5,286)	32,196	—	—	26,910
Income taxes (benefit)	(1,850)	11,009	—	—	9,159

	(3,436)	21,187	—	—	17,751

Equity in earnings of subsidiaries	21,187	—	—	(21,187)	—

Net income	$17,751	$21,187	$—	$(21,187)	$17,751

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of cash flows for the three months ended August 31, 2006

Net cash provided (used) by operating activities	$(18,419)	$101,458	$—	$—	$83,039

Investing activities
Capital expenditures	—	(3,959)	—	—	(3,959)
Purchases of short-term investments	(2,841,710)	—	—	—	(2,841,710)
Sales of short-term investments	2,767,460	—	—	—	2,767,460
Intercompany advances	100,173	(100,173)	—	—	—
Other-net	(511)	26	—	—	(485)

Net cash provided (used) by investing activities	25,412	(104,106)	—	—	(78,694)

Financing activities
Long-term borrowings	—	—	—	—	—
Debt issuance costs	—	—	—	—	—
Debt retirements	—	—	—	—	—
Issuance of common stock	548	—	—	—	548
Tax benefit from stock options	4,241	—	—	—	4,241

Net cash provided by financing activities	4,789	—	—	—	4,789

Increase (decrease) in cash and cash equivalents	11,782	(2,648)	—	—	9,134
Cash and cash equivalents at beginning of period	35,939	6,644	—	—	42,583

Cash and cash equivalents at end of period	$47,721	$3,996	$—	$—	$51,717

Condensed consolidating statement of cash flows for the three months ended August 31, 2005

Net cash provided (used) by operating activities	$(5,669)	$68,559	$—	$—	$62,890

Investing activities
Capital expenditures	—	(4,669)	—	—	(4,669)
Purchases of short-term investments	—	—	—	—	—
Sales of short-term investments	—	—	—	—	—
Intercompany advances	69,822	(69,822)	—	—	—
Other-net	—	(438)	—	—	(438)

Net cash provided (used) by investing activities	69,822	(74,929)	—	—	(5,107)

Financing activities
Long-term borrowings	350,000	—	—	—	350,000
Debt issuance costs	(9,241)	—	—	—	(9,241)
Debt retirements	(50,000)	—	—	—	(50,000)
Issuance of common stock	—	—	—	—	—
Dividend paid to Texas Industries, Inc.	(341,139)	—	—	—	(341,139)

Net cash used by financing activities	(50,380)	—	—	—	(50,380)

Increase (decrease) in cash and cash equivalents	13,773	(6,370)	—	—	7,403
Cash and cash equivalents at beginning of period	1	9,286	—	—	9,287

Cash and cash equivalents at end of period	$13,774	$2,916	$—	$—	$16,690

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

Our sales prices closely track domestic steel industry sales prices and are market based. Domestic demand for structural steel is derived primarily from non-residential construction. Therefore, a significant percentage of our sales are attributable to the level of non-residential construction activity in the United States. The level of activity in non-residential construction is cyclical and is influenced by prevailing economic conditions, including interest rate levels, inflation, consumer spending habits and employment. In addition, we compete in a global steel industry and domestic prices are significantly influenced by global industry prices. The global steel industry has at times in the past been characterized by overcapacity, which can result in high levels of steel imports into the United States, exerting downward pressure on domestic steel prices. However, in the recent past, world-wide steel and steel scrap demand has risen. Increased steel demand and the relatively weak U.S. dollar have helped curb imports into the United States. These domestic and global factors have combined to produce historically high selling prices.

Our business requires large amounts of capital investment, raw materials, energy, labor and maintenance, and our future success depends on continued access to these resources. At full capacity, our annual steel scrap usage would be 3.4 million tons, which would represent approximately 6% of the U.S. scrap market. We make predominately all steel scrap purchases on the open market where prices are subject to market forces beyond our control. A major portion of the shredded steel requirements of our Texas plant is produced by an on-site shredder operation primarily utilizing crushed auto bodies purchased on the open market. We believe our shredding operations give us a competitive advantage by providing usable scrap at reduced cost compared to similarly prepared scrap available on the open market. The geographical market that supplies the Texas plant provides some protection from sharply higher raw material prices caused in part by favorable global market conditions. Our Virginia plant receives scrap from our on-site shredding facility which is operated by an unrelated party. We believe there will be adequate sources of our principal raw materials to meet our near term needs, although probably at higher prices than has historically been the case.

Steel mini-mills consume large amounts of electricity and natural gas. The electric industry has been deregulated in Texas since January 2002. The Texas plant purchases electricity through a local retail electric provider using various long and short term supply arrangements. We have entered into agreements to purchase minimum amounts of electricity and natural gas for our Texas and Virginia facilities. As of August 31, 2006, our commitments under these agreements extend through October 2006 for electricity and natural gas in Texas and through March 2007 for natural gas in Virginia. The Commonwealth of Virginia is in transition to a deregulated market for electricity. Electricity for the Virginia plant is purchased through the local utility under an interruptible supply contract with periodic adjustments for fuel costs. Natural gas is purchased from local gas marketers and delivered to our plants through local transportation agreements. Historically, we have not used financial instruments to mitigate price fluctuations on such purchases, however we may use such financial instruments when appropriate. We believe adequate supplies of electricity and natural gas are readily available, although some fluctuations will occur.

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

TXI, through one of its subsidiaries, previously provided us with common carrier services, transporting finished product to our customers and backhauling materials and supplies for us. For periods prior to July 30, 2005, these costs have been included in cost of products sold in the consolidated statements of operations and were $0.6 million in the three-month period ended August 31, 2005. We believe the rates charged to us for transportation services approximate the rates that would have been charged by third parties. For periods subsequent to July 29, 2005, we are utilizing assets transferred to us by TXI to operate our own common carrier service.

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

At various times, items of intercompany indebtedness were settled between and among us and our subsidiaries and TXI and its subsidiaries. These intercompany accounts were settled through offsets, contributions of such indebtedness to our capital and other non-cash transfers. During the three months ended August 31, 2006, an adjustment of $1.1 million was recorded increasing the previous contributions to our capital by TXI.

Results of Operations

Three-month period ended August 31, 2006 compared to the three-month period ended August 31, 2005.

(In thousands except per ton data)

	Three months ended August 31,		Change	% Change
	2006	2005
Net sales
Structural mills	$313,589	$250,039	$63,550	25.4%
Bar mill	58,036	60,763	(2,727)	(4.5)%
Other products	16,036	8,614	7,422	86.2%
Delivery fees	22,988	18,989	3,999	21.1%

Total	$410,649	$338,405	$72,244	21.3%

Units shipped (tons)
Structural	478	493	(15)	(3.0)%
Bar	89	110	(21)	(19.1)%

Total	567	603	(36)	(6.0)%

Average sales price per ton
Structural	$656	$507	$149	29.4%
Bar	655	553	102	18.4%
Total	656	515	141	27.4%
Net sales	$410,649	$338,405	$72,244	21.3%
Costs and expenses (income)
Cost of products sold	306,768	297,194	9,574	3.2%
Selling, general and administrative	10,659	7,439	3,220	43.3%
Interest	8,046	8,164	(118)	(1.4)%
Other income, net	(3,487)	(1,302)	(2,185)	167.8%

	321,986	311,495	10,491	3.4%

Income before income taxes	88,663	26,910	61,753	229.5%
Income taxes	29,576	9,159	20,417	222.9%

Net income	$59,087	$17,751	$41,336	232.9%

Net sales. Net sales increased $72.2 million to $410.6 million from the prior year period. Shipments decreased 6.0% to a level of 567,000 tons due to lower levels of available inventory for sale. Demand for structural products remained strong as domestic non-residential construction continued to improve. Average selling prices for structural products continued to improve in the current year period and were $149 higher than the prior year period while bar product prices increased 18.4% reflecting a higher mix of special bar quality shipments. Global demand continues to be strong and has improved international pricing for our steel products. The increase in pricing for rolled products (structural and bar) accounted for approximately $79.5 million of increased net sales, while decreased shipping volumes accounted for approximately $18.7 million of decreased net sales. Net sales of other products increased by $7.4 million to $16.0 million due to higher selling prices for non-ferrous metals. Delivery fees increased by 21.1% due to higher fuel costs. We expect that end user demand for our products will remain strong for the three months ending November 30, 2006 at slightly higher prices to those in the three months ending August 31, 2006.

Cost of products sold. Cost of products sold including depreciation and amortization was $306.8 million, an increase of $9.6 million from the prior year period. The increase was due primarily to a 7% increase in per ton costs. Per ton scrap costs were 37% higher than the prior year period while per ton energy costs were 19% lower than the prior year period due primarily to the short-term energy contract at the Texas facility.

Selling, general and administrative. Selling, general and administrative expense increased $3.2 million from the prior year period primarily due to an increase in incentive expense of $2.3 million and equity compensation expense of $0.8 million from the prior year period.

Interest. Interest expense of $8.0 million decreased $0.1 million from the prior year period and was reflective of changes in our capitalization structure described in note 5 of the consolidated financial statements.

Other income, net. Other income, net increased by $2.2 million to $3.5 million reflecting an increase in interest income of $2.5 million from the prior year period.

Income taxes. Income taxes for the interim periods ended August 31, 2006 and 2005, have been included in the accompanying financial statements on the basis of an estimated annual rate of 33.4% and 34.0%, respectively. The primary reason that these respective tax rates differ from the 35% statutory federal corporate rate is due to the deduction for qualified domestic production activities. The provision for income taxes of $29.6 million increased $20.4 million from the prior year period primarily due to the increase in pretax profits.

Net income. Net income improved $41.3 million to $59.1 million from the prior year period primarily due to the increase in selling prices discussed above.

Financial Condition, Liquidity and Capital Resources

Net working capital at August 31, 2006 increased $69.2 million to $497.4 million from May 31, 2006, reflecting a $102.8 million increase in current assets and a $33.6 million increase in current liabilities. Significant changes in the components of current assets included an increase in short-term investments of $74.3 million as a result of operating results. Accounts receivable decreased $4.0 million due to lower sales in the month of August 2006 compared to May 2006. Inventories increased $24.5 million as raw material volumes increased from May 2006 levels. Trade accounts payable increased $19.7 million due to higher volumes of raw material purchases in the month of August 2006. Accrued wages, taxes and other liabilities increased $13.9 million primarily due to an increase in income taxes payable of $25.5 million offset by decreases in employee wages and benefits of $5.7 million and interest payable of $7.5 million as a result of employee incentive and scheduled interest payments in the three-month period ended August 31, 2006.

In June 2005, we entered into our Credit Facility which provides up to $150.0 million of available borrowings and in July 2005, we issued $300.0 million aggregate principal amount of our Senior Notes. We used $50.0 million of borrowings from our Credit Facility and the net proceeds from our Senior Notes to pay a cash dividend of $341.1 million to Texas Industries, Inc. on July 6, 2005 in connection with the spin-off. We had no outstanding borrowings under the Credit Facility during the three months ended August 31, 2006; however, $3.2 million of the facility was utilized to support letters of credit. The amount borrowed under the Credit Facility will fluctuate based upon our cash flow and working capital needs.

In addition to cash and cash equivalents of $51.7 million and short-term investments of $238.3 million at August 31, 2006, our primary sources of liquidity are cash provided from operations and borrowings available under the Credit Facility. We fund working capital requirements and capital expenditures primarily with cash from operations. In addition, we lease certain mobile and other equipment used in our operations under operating leases that in the normal course of business are renewed or replaced by subsequent leases.

We believe the net cash provided by our operating activities, existing cash and cash equivalents and short-term investments, and supplemented as necessary with borrowings under the Credit Facility will provide sufficient resources to meet our working capital requirements, debt service and other cash needs over the next year.

Cash flows

Net cash provided by operating activities increased $20.1 million in the three-month period ended August 31, 2006 to $83.0 million, compared to the prior year period. Net income and the related effect of deferred income taxes increased cash flows $39.0 million compared to the prior year period. A decrease in cash provided by changes in inventories of $84.8 million was due to higher volumes of raw material purchases in August 2006 and a depletion in finished goods inventory levels in the prior year period. Cash provided by the change in accounts payable increased $40.5 million primarily due to the raw material purchases in August 2006.

Net cash used by investing activities was $78.7 million in the current period compared to $5.1 million in the prior period. Purchases of short-term investments used cash of $2.842 billion and sales of short-term investments provided cash of $2.767 billion. Capital expenditures were $4.0 million in the current period and $4.7 million in the prior period. Capital expenditures for normal replacement and improvement of our existing equipment are currently estimated to be approximately $25 million over the next 12 months.

Net cash provided by financing activities consisted of the issuance of common stock for the exercise of company stock options of $0.5 million and a tax benefit from the exercise of company stock options of $4.2 million in the current year period. Net cash used by financing activities in the prior year period was $50.4 million which consisted of long-term borrowings of $350.0 million, debt retirements of $50.0 million and debt issuance costs of $9.2 million under our loan agreements described below. In conjunction with our spin-off, we paid a cash dividend to Texas Industries, Inc. of $341.1 million in the prior year period.

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

Impact of the distribution and separation from TXI

On June 16, 2005, the Company entered into a senior secured revolving credit facility (the “Credit Facility”) which provides up to $150.0 million of available borrowings. The Credit Facility includes a $25.0 million sub-limit for letters of credit of which $3.2 million was outstanding at August 31, 2006. Any outstanding letters of credit are deducted from the borrowing availability under the Credit Facility. Amounts drawn under the Credit Facility bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on the Company’s leverage ratio. The commitment fee calculated on the unused portion of the Credit Facility ranges from 0.25% to 0.5% per year based on the Company’s leverage ratio. The Credit Facility matures June 16, 2010 and may be terminated by the Company at any time. The Credit Facility is secured by security interests in all of the Company’s existing and future accounts and inventory, certain related personal property and in all of the equity interest in the Company’s present and future domestic subsidiaries and 66% of the equity interest in the Company’s present and future foreign subsidiaries. The Credit Facility contains covenants restricting, among other things, prepayment or redemption of the Company’s other debt, distributions, dividends, and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. The Company is required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. The amount borrowed under the Credit Facility will fluctuate based upon the Company’s cash flow and working capital needs.

In addition, on July 6, 2005, the Company issued $300.0 million aggregate principal amount of 10% senior notes due July 15, 2013 (the “Senior Notes”). Interest is due semi-annually on January 15th and July 15th. On December 2, 2005, the Company completed the offer to exchange senior notes due 2013 (the “Senior Notes”), which are registered under the Securities Act of 1933, as amended, for the outstanding 10% senior notes due 2013 that were issued in a private offering. The terms of the registered notes are substantially identical to the Company’s previously outstanding senior notes. The Senior Notes are unsecured and will effectively be subordinated in right of payment to all of the Company’s existing and future senior secured debt, including borrowings under the Company’s Credit Facility The indenture governing the Senior Notes contains covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem stock, make investments, sell assets, incur liens, enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of the Company’s assets or the assets of its subsidiaries. As of August 31, 2006, the Company was in compliance with all loan covenants.

The Company used the net proceeds from $50.0 million of borrowings under the Credit Facility and the $300 million of Senior Notes to pay a cash dividend of $341.1 million to Texas Industries, Inc. on July 6, 2005.

Any intercompany accounts with TXI that remained immediately prior to the spin-off distribution on July 29, 2005 were contributed to our capital. On July 29, 2005, the spin-off was completed in the form of a pro-rata, tax-free dividend to TXI stockholder’s of one share of the Company’s common stock for each share of TXI stock owned on July 20, 2005. Although pursuant to the Company’s separation and distribution agreement with TXI and certain ancillary agreements, TXI has agreed to indemnify the Company against certain liabilities and the Company has agreed to indemnify TXI against certain liabilities, TXI has no further ownership interest in the Company, and the Company has no ownership interest in TXI. In addition, the Company is not a guarantor of any of TXI’s indebtedness nor is TXI a guarantor of any of the Company’s indebtedness. The Company’s relationship with TXI is now governed by the separation and distribution agreement and the ancillary agreements described in that agreement. During the three months ended August 31, 2006, an adjustment of $1.1 million was recorded increasing the previous contributions to our capital by TXI.

Other Items

Critical accounting policies. The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements.

Effective June 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified prospective application method. Under this modified prospective method, compensation cost recognized for the three months ended August 31, 2006 includes the applicable amounts of compensation cost of stock-based payments granted prior to, but not yet vested as of June 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures. The impact of recognizing compensation expense related to stock options using the fair value recognition provisions of SFAS 123(R) for the three month period ended August 31, 2006 was $0.5 million (net of tax benefit of $0.1 million) or $0.01 per common share. Results for periods prior to June 1, 2006, have not been restated.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which became effective for the Company beginning June 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in inventory. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard did not have a significant effect on our consolidated financial position or results of operations.

Additional critical accounting policies that affect management’s more complex judgments and estimates are described in note 2 to the consolidated financial statements and in our Annual Report on Form 10-K for the year ended May 31, 2006.

Off-balance sheet arrangements. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

In connection with our spin-off from TXI on July 29, 2005, responsibility for all of our corporate accounting, finance and internal audit functions was transferred from personnel at TXI to our personnel. We have created our own, or engaged third parties to provide these functions to replace those previously performed by TXI. These changes, although significant, are not expected to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required by this item is included in Note 9 to the consolidated financial statements, “Legal Proceedings and Contingent Liabilities” presented in Part I on pages 16-17 and is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

No material changes have occurred to the company’s indicated risk factors as disclosed in our 2006 Annual Report on Form 10-K filed on July 24, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following provides information concerning the matters submitted to a vote at the Annual Meeting of Stockholders on August 29, 2006.

Proposal No. 1. Stockholders elected each of the following persons as a director of the Company for a term of office expiring at the annual meeting of stockholders in 2009.

	For	Withheld
Eugenio Clariond	15,428,178	5,865,963
Joseph D. Mahaffey	19,980,012	1,314,129
Elizabeth C. Williams	19,372,600	1,921,541

Terms of office expire for the continuing directors James M. Hoak, Jr. and Ronald J. Gafford in 2007 and for the continuing directors Joseph M. Grant, Tommy A. Valenta and Ian Wachtmeister in 2008.

Proposal No. 2. Ratification of Amended and Restated 2005 Omnibus Equity Compensation Plan.

For	Against	Abstained
15,802,128	1,271,330	442,282

Proposal No. 3. Adoption of 2006 Omnibus Incentive Plan.

For	Against	Abstained
15,928,360	1,137,900	449,480

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number		Exhibit Description
3.1	-	Amended and Restated Certificate of Incorporation of Chaparral Steel Company (incorporated herein by reference to Exhibit 3.1 to Chaparral Steel Company’s Amendment No. 1 to Form 10, dated June 10, 2005, file number 000-51307)

3.2	-	Bylaws of Chaparral Steel Company (incorporated herein by reference to Exhibit 3.2 to Chaparral Steel Company’s Form 10, dated May 6, 2005, file number 000-51307)

3.3	-	Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of the State of Delaware on July 21, 2005 (incorporated herein by reference to Exhibit 3.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 21, 2005, file number 000-51307)

4.1	-	Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3

4.2	-	Registration Rights Agreement, dated July 6, 2005, among Chaparral Steel Company, certain of its domestic subsidiaries as guarantors, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC and Comerica Securities, Inc. (incorporated herein by reference to Exhibit 4.3 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

4.3	-	Form of Notation of Guarantee (incorporated herein by reference to Exhibit 4.3 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file number 000-51307)

4.4	-	Form of Chaparral Steel Company’s 10% Senior Note due 2013 (incorporated herein by reference to Exhibit 4.4 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file number 000-51307)

4.5	-	Indenture, dated July 6, 2005, among Chaparral Steel Company, certain of its domestic subsidiaries and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.4 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

4.6	-	Rights Agreement, effective as of July 29, 2005, between Chaparral Steel Company and Mellon Investor Services LLC, as rights agent (incorporated herein by reference to Exhibit 4.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 21, 2005, file number 000-51307)

10.1	-	Purchase Agreement, dated June 29, 2005, among Chaparral Steel Company, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC and Comerica Securities, Inc. (incorporated herein by reference to Exhibit 10.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.2	-	Credit Agreement, dated June 16, 2005, among Chaparral Steel Company, Bank of America, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, UBS Securities LLC, as syndication agent, General Electric Capital Corporation, Wells Fargo Bank, National Association, and SunTrust Bank, as co-documentation agents and as lenders, and UBS Loan Finance LLC and Comerica Bank, as lenders (incorporated herein by reference to Exhibit 10.2 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.3	-	Security Agreement, dated July 6, 2005, made by Chaparral Steel Company, certain of its domestic subsidiaries, and Bank of America, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.3 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.4	-	Separation and Distribution Agreement, dated July 6, 2005, between Texas Industries, Inc. and Chaparral Steel Company (incorporated herein by reference to Exhibit 10.4 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.5	-	Amendment No. 1 to Separation and Distribution Agreement between Chaparral Steel Company and Texas Industries, Inc., dated July 27, 2005 (incorporated herein by reference to Exhibit 10.5 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.6	-	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between Texas Industries, Inc. and Chaparral Steel Company (incorporated herein by reference to Exhibit 10.5 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.7	-	Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to Chaparral Steel Company’s Amendment No. 5 to Form 10, dated July 21, 2005, file number 000-51307)

10.8	-	Chaparral Steel Company Financial Security Plan (including form of agreement) (incorporated herein by reference to Exhibit 10.8 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file 000-51307)

10.9	-	Employment Agreement, effective as of January 13, 2006, between Chaparral Steel Company and Tommy A. Valenta (incorporated herein by reference to Exhibit 10.9 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file 000-51307)

10.10	-	Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement (incorporated herein by reference to Exhibit 10.10 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file 000-51307)

10.11	-	Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.12	-	Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file number 000-51307)

10.13	-	Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.13 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.14	-	Form of Stock Option Agreement for employees under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.14 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.15	-	Form of Deferred Compensation Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.16	-	Form of Restricted Stock Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.16 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.17	-	Form of Texas Industries, Inc. Common Stock Award Plan and Award Letters for Tommy A. Valenta and William H. Dickert assumed by Chaparral Steel Company (incorporated herein by reference to Exhibit 10.17 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.23	-	Form of Amended and Restated Change of Control/Severance Agreement entered into with the officers of Chaparral Steel Company (other than the Chief Executive Officer) effective as of April 11, 2006. (incorporated herein by reference to Exhibit 10.23 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006, file number 000-51307)

10.24	-	Chaparral Steel Company 2006 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated August 29, 2006, file number 000-51307).

10.25	-	Form of 2007 Annual Incentive Award Agreement entered into with the executive officers of Chaparral Steel Company (incorporated herein by reference to Exhibit 10.2 to Chaparral Steel Company’s Current Report on Form 8-K, dated August 29, 2006, file number 000-51307).

15.1	-	Letter Re: Unaudited Interim Financial Information*

31.1	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	-	Section 1350 Certification of Principal Executive Officer*

32.2	-	Section 1350 Certification of Principal Financial Officer*

*	Filed herewith. The remaining exhibits have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAPARRAL STEEL COMPANY

October 11, 2006	/s/ J. Celtyn Hughes
J. Celtyn Hughes
Vice President and Chief Financial Officer
(Principal Financial Officer)

October 11, 2006	/s/ M. Kevin Linch
M. Kevin Linch
Vice President-Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Exhibit Description
3.1	-	Amended and Restated Certificate of Incorporation of Chaparral Steel Company (incorporated herein by reference to Exhibit 3.1 to Chaparral Steel Company’s Amendment No. 1 to Form 10, dated June 10, 2005, file number 000-51307)

3.2	-	Bylaws of Chaparral Steel Company (incorporated herein by reference to Exhibit 3.2 to Chaparral Steel Company’s Form 10, dated May 6, 2005, file number 000-51307)

3.3	-	Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of the State of Delaware on July 21, 2005 (incorporated herein by reference to Exhibit 3.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 21, 2005, file number 000-51307)

4.1	-	Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3

4.2	-	Registration Rights Agreement, dated July 6, 2005, among Chaparral Steel Company, certain of its domestic subsidiaries as guarantors, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC and Comerica Securities, Inc. (incorporated herein by reference to Exhibit 4.3 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

4.3	-	Form of Notation of Guarantee (incorporated herein by reference to Exhibit 4.3 to Chaparral Steel Company’s Quarterely Report on Form 10-Q for the quarter ended November 30, 2005, file number 000-51307)

4.4	-	Form of Chaparral Steel Company’s 10% Senior Note due 2013 (incorporated herein by reference to Exhibit 4.4 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file number 000-51307)

4.5	-	Indenture, dated July 6, 2005, among Chaparral Steel Company, certain of its domestic subsidiaries and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.4 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

4.6	-	Rights Agreement, effective as of July 29, 2005, between Chaparral Steel Company and Mellon Investor Services LLC, as rights agent (incorporated herein by reference to Exhibit 4.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 21, 2005, file number 000-51307)

10.1	-	Purchase Agreement, dated June 29, 2005, among Chaparral Steel Company, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC and Comerica Securities, Inc. (incorporated herein by reference to Exhibit 10.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.2	-	Credit Agreement, dated June 16, 2005, among Chaparral Steel Company, Bank of America, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, UBS Securities LLC, as syndication agent, General Electric Capital Corporation, Wells Fargo Bank, National Association, and SunTrust Bank, as co-documentation agents and as lenders, and UBS Loan Finance LLC and Comerica Bank, as lenders (incorporated herein by reference to Exhibit 10.2 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.3	-	Security Agreement, dated July 6, 2005, made by Chaparral Steel Company, certain of its domestic subsidiaries, and Bank of America, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.3 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.4	-	Separation and Distribution Agreement, dated July 6, 2005, between Texas Industries, Inc. and Chaparral Steel Company (incorporated herein by reference to Exhibit 10.4 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.5	-	Amendment No. 1 to Separation and Distribution Agreement between Chaparral Steel Company and Texas Industries, Inc., dated July 27, 2005 (incorporated herein by reference to Exhibit 10.5 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.6	-	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between Texas Industries, Inc. and Chaparral Steel Company (incorporated herein by reference to Exhibit 10.5 to Chaparral Steel Company’s Current Report on Form 8-K, dated July 12, 2005, file number 000-51307)

10.7	-	Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to Chaparral Steel Company’s Amendment No. 5 to Form 10, dated July 21, 2005, file number 000-51307)

10.8	-	Chaparral Steel Company Financial Security Plan (including form of agreement) (incorporated herein by reference to Exhibit 10.8 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file number 000-51307)

10.9	-	Employment Agreement, effective as of January 13, 2006, between Chaparral Steel Company and Tommy A. Valenta (incorporated herein by reference to Exhibit 10.9 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file number 000-51307)

10.10	-	Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement (incorporated herein by reference to Exhibit 10.10 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file number 000-51307)

10.11	-	Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.12	-	Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, file number 000-51307)

10.13	-	Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.13 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.14	-	Form of Stock Option Agreement for employees under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.14 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.15	-	Form of Deferred Compensation Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.16	-	Form of Restricted Stock Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.16 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.17	-	Form of Texas Industries, Inc. Common Stock Award Plan and Award Letters for Tommy A. Valenta and William H. Dickert assumed by Chaparral Steel Company (incorporated herein by reference to Exhibit 10.17 to Chaparral Steel Company’s Annual Report on Form 10-K for the year ended May 31, 2005, file number 000-51307)

10.23	-	Form of Amended and Restated Change of Control/Severance Agreement entered into with the officers of Chaparral Steel Company (other than the Chief Executive Officer) effective as of April 11, 2006 (incorporated herein by reference to Exhibit 10.23 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006, file number 000-51307).

10.24	-	Chaparral Steel Company 2006 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Chaparral Steel Company’s Current Report on Form 8-K, dated August 29, 2006, file number 000-51307)

10.25	-	Form of 2007 Annual Incentive Award Agreement entered into with the executive officers of Chaparral Steel Company (incorporated herein by reference to Exhibit 10.2 to Chaparral Steel Company’s Current Report on Form 8-K, dated August 29, 2006, file number 000-51307)

15.1	-	Letter Re: Unaudited Interim Financial Information*

31.1	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	-	Section 1350 Certification of Principal Executive Officer*

32.2	-	Section 1350 Certification of Principal Financial Officer*

*	Filed herewith