Form 10-Q
period 2006-11-30
Chaparral Steel CO
filed 2007-01-12
CIK 1319048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

or

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

There were 46,390,106 shares of common stock, $0.01 par value per share, outstanding on January 8, 2007.

For purposes of this Quarterly Report, references to the “Company,” “we,” “us,” “our” and “Chaparral” mean Chaparral Steel Company collectively with all of our subsidiaries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements.” Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Forward-looking statements include statements concerning:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Chaparral Steel Company

We have reviewed the accompanying consolidated balance sheet of Chaparral Steel Company and subsidiaries as of November 30, 2006, the related consolidated statements of operations for the three-month and six-month periods ended November 30, 2006 and 2005, the related consolidated statements of cash flows for the six-month periods ended November 30, 2006 and 2005 and the related consolidated statement of stockholders’ equity for the six-month period ended November 30, 2006. These financial statements are the responsibility of the Company’s management.

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

January 10, 2007

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	November 30, 2006	May 31, 2006
Assets
Current assets:
Cash and cash equivalents	$34,568	$42,583
Short-term investments	289,150	164,000
Accounts receivable	170,743	159,721
Inventories	190,951	159,803
Prepaid expenses	6,665	7,465

Total current assets	692,077	533,572

Other assets:
Goodwill	85,166	85,166
Investments and deferred charges	17,784	16,807

	102,950	101,973

Property, plant and equipment:
Land and land improvements	96,926	96,926
Buildings	56,075	55,570
Machinery and equipment	1,037,392	1,032,697
Construction in progress	33,017	28,867

	1,223,410	1,214,060
Less depreciation	644,130	620,083

	579,280	593,977

	$1,374,307	$1,229,522

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$75,121	$49,979
Accrued wages, taxes and other liabilities	51,556	55,392

Total current liabilities	126,677	105,371

Deferred income taxes and other credits	149,238	155,645

Long-term debt	300,000	300,000

Stockholders’ equity:
Common stock, $0.01 par value	464	462
Additional paid-in capital	715,538	707,573
Retained earnings (deficit)	82,390	(39,529)

Total stockholders’ equity	798,392	668,506

	$1,374,307	$1,229,522

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended November 30,		Six months ended November 30,
	2006	2005	2006	2005
Net sales	$403,377	$348,130	$814,026	$686,535
Costs and expenses (income)
Cost of products sold	288,184	283,247	594,952	580,441
Selling, general and administrative	14,089	9,484	24,748	16,923
Interest	7,918	7,982	15,964	16,146
Other income, net	(7,742)	(4,091)	(11,229)	(5,393)

	302,449	296,622	624,435	608,117

Income before income taxes	100,928	51,508	189,591	78,418
Income taxes	33,461	17,505	63,037	26,664

Net income	$67,467	$34,003	$126,554	$51,754

Earnings per share:
Basic	$1.45	$0.74	$2.73	$1.13

Diluted	$1.40	$0.72	$2.62	$1.11

Average shares outstanding:
Basic	46,413	45,717	46,355	45,716

Diluted	48,292	47,296	48,212	46,691

Cash dividends per share	$0.10	$—	$0.10	$—

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended November 30,
	2006	2005
Operating activities:
Net income	$126,554	$51,754
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	24,074	24,883
Deferred income taxes	(5,048)	1,358
Stock-based compensation	1,636	79
Other – net	(456)	668
Changes in operating assets and liabilities
Accounts receivable	(11,022)	(4,412)
Inventories	(31,148)	67,433
Prepaid expenses	721	(2,201)
Accounts payable	25,142	(6,079)
Accrued wages, taxes and other liabilities	(2,783)	37,405
Other credits	(1,288)	488
Receivable from or payable to TXI	—	(10,286)

Net cash provided by operating activities	126,382	161,090

Investing activities:
Capital expenditures	(9,409)	(8,128)
Purchases of short-term investments	(6,431,360)	(317,130)
Sales of short-term investments	6,306,210	274,355
Other – net	(490)	(595)

Net cash used by investing activities	(135,049)	(51,498)

Financing activities:
Long-term borrowings	—	350,000
Debt retirements	—	(50,000)
Debt issuance costs	—	(9,469)
Dividend paid to Texas Industries, Inc.	—	(341,139)
Issuance of common stock	698	24
Tax benefits from exercise of stock options	4,589	2,337
Common dividends paid	(4,635)	—

Net cash provided (used) by financing activities	652	(48,247)

Increase (decrease) in cash and cash equivalents	(8,015)	61,345

Cash and cash equivalents at beginning of period	42,583	9,287

Cash and cash equivalents at end of period	$34,568	$70,632

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
May 31, 2006, as previously reported	$—	$231	$707,804	$(39,529)	$668,506
Adjustment for the 100% stock dividend	—	231	(231)	—	—

May 31, 2006, as adjusted	—	462	707,573	(39,529)	668,506

Net income	—	—	—	126,554	126,554
Adjustment of prior contribution by Texas Industries, Inc.	—	—	1,053	—	1,053
Stock-based compensation	—	—	1,547	—	1,547
Stock award issued	—	—	80	—	80
Issuance of common stock for options	—	2	696	—	698
Tax benefit from exercise of stock options	—	—	4,589	—	4,589
Common dividends paid - $0.10 per share	—	—	—	(4,635)	(4,635)

November 30, 2006	$—	$464	$715,538	$82,390	$798,392

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

On July 29, 2005, Texas Industries, Inc. and its subsidiaries (“TXI”) completed the spin-off of its steel business to TXI stockholders in the form of a pro-rata, tax-free dividend of one share of the Company’s common stock for each share of TXI stock owned on July 20, 2005. Although pursuant to the Company’s separation and distribution agreement with TXI and certain ancillary agreements, TXI has agreed to indemnify the Company against certain liabilities and the Company has agreed to indemnify TXI against certain liabilities, TXI has no further ownership interest in the Company and the Company has no ownership interest in TXI. In addition, the Company is not a guarantor of any of TXI’s indebtedness and TXI is not a guarantor of any of the Company’s indebtedness. The Company’s relationship with TXI is now governed by the separation and distribution agreement and the ancillary agreements described in that agreement. The terms of the agreements are more fully described in Note 9 “Legal Proceedings and Contingent Liabilities.” At various times, items of intercompany indebtedness were settled by and among the Company and the Company’s subsidiaries and TXI and its subsidiaries. These intercompany accounts were settled through offsets, contributions of such indebtedness to the Company’s capital and other non-cash transfers. During the six months ended November 30, 2006, an adjustment of $1.1 million was recorded increasing the previous contributions to the Company’s capital by TXI.

For all periods prior to the spin-off, the Company’s costs include the allocation of certain corporate expenses from TXI. TXI’s corporate expenses have been allocated to the Company based on either the percentage of time employees spent performing services for the Company or specifically identified costs incurred by TXI for the Company. Management believes that the allocations were made on a reasonable basis. However, the consolidated financial statements for periods prior to the spin off may not necessarily reflect the financial position, results of operations and cash flows of the Company in the future, nor is it practical for management to estimate what the financial position, results of operations or cash flows would have been if the Company had been an independent, public company for the historical periods presented.

On July 12, 2006, the Company’s board of directors approved a stock split effected in the form of a 100% common stock dividend which was distributed on September 1, 2006 to stockholders of record on August 15, 2006. The historical share and per share amounts have been retroactively adjusted to reflect the stock dividend for all periods presented.

On October 11, 2006, the Company’s board of directors approved a stock repurchase program authorizing the Company to repurchase up to $100 million of the Company’s common stock. Prior to any repurchase, the board must be advised and approve the terms of the proposed repurchase. No shares of the Company’s common stock were repurchased in the quarter ended November 30, 2006.

On October 11, 2006, the Company’s board of directors initiated a quarterly cash dividend of $0.10 per common share. A dividend of $4.6 million was paid on November 15, 2006 to stockholders of record as of the close of business on November 1, 2006.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the six-month period ended November 30, 2006, are not necessarily indicative of the results that may be expected for the year ending May 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2006.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Chaparral Steel Company and all subsidiaries. Certain amounts in the prior year financial statements have been reclassified to conform to the current period presentation.

Estimates. The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Fair Value of Financial Instruments. The estimated fair value of each class of financial instruments as of November 30, 2006 approximates its carrying value except for the Senior Notes having a fixed interest rate at November 30, 2006. The fair value of the Senior Notes at November 30, 2006, estimated based on quoted market prices, was $334.5 million compared to the carrying amount of $300.0 million.

Cash Equivalents. Investments with maturities of less than 90 days when purchased are classified as cash equivalents and consist primarily of money market funds and investment grade commercial paper issued by major corporations and financial institutions.

Short-term Investments. Short-term investments consist of Auction Rate Securities (“ARS”). At November 30, 2006, these ARS have remaining stated maturities which range from 10 to 35 years, but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process. The Company invests in high credit quality instruments of political subdivisions of states with an active resale market to ensure liquidity and the ability to readily convert these investments into cash to fund current operations or satisfy other cash requirements as needed. Accordingly, the Company classified all these securities as available-for-sale and as current assets in the accompanying consolidated balance sheet as of November 30, 2006. The ARS are stated at cost which approximates fair value based on market quotes. Net unrealized gains and losses, net of deferred taxes, have not been significant. The Company limits the amount of credit exposure to any one issuer. The Company expects that the majority of its short-term investments will be sold within one year, regardless of legal maturity date. Purchases and sales activity of ARS are presented as cash flows from investing activities in the accompanying consolidated statements of cash flows.

Accounts Receivable. Management evaluates the ability to collect accounts receivable based on a combination of factors. A reserve for doubtful accounts is maintained based on historical default rates and current economic trends. The reserve is increased if it is anticipated that a specific customer will be unable to make required payments. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers in the Company’s customer base and their dispersion across geographical areas.

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

Property, plant and equipment is recorded at cost. Provisions for depreciation are computed generally using the straight-line method. The Company assigns each fixed asset a useful life generally ranging from 5 to 7 years for mobile and other equipment, 10 to 20 years for machinery and equipment and 20 to 40 years for buildings and land improvements. Maintenance and repairs are charged to expense as incurred. Costs incurred for scheduled shut-downs to refurbish facilities are amortized over the benefited period, typically 12 months. Such deferred amounts are included in prepaid expenses on the accompanying consolidated balance sheets and amounted to $3.0 million at November 30, 2006 and $3.4 million at May 31, 2006.

Goodwill. Management tests goodwill for impairment at least annually. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the applicable reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. At May 31, 2006, the fair value of the Company’s goodwill on the accompanying consolidated balance sheet exceeded its carrying value of $85.2 million.

Investments and Deferred Charges. Investments are composed primarily of life insurance contracts that may be used to fund certain Company benefit agreements. The contracts, recorded at their net cash surrender value, totaled $10.0 million at November 30, 2006 and $8.3 million at May 31, 2006. Deferred charges are composed primarily of debt issuance costs that totaled $7.8 million at November 30, 2006 and $8.5 million at May 31, 2006. The costs are associated with various debt issues and amortized over the term of the related debt.

Other Credits. Other credits of $12.6 million at November 30, 2006 and $13.8 million at May 31, 2006 are composed primarily of liabilities related to the Company’s retirement plans, asset retirement obligations and deferred compensation agreements.

Asset Retirement Obligations. Changes in asset retirement obligations are as follows (in thousands):

	Six months ended November 30,
	2006	2005
Balance at beginning of period	$1,040	$566
Accretion expense	60	34
Settlements	(25)	(42)

Balance at end of period	$1,075	$558

Net Sales. The Company sells products to a highly diversified customer base representing various steel consuming markets. A significant portion of the Company’s sales are to steel service centers, fabricators and processors. These customers typically act as intermediaries between steel producers and various end-user manufacturers that require further processing or inventory programs. The Company recognizes revenue when the goods are shipped and title and risk of loss transfer to the customer (FOB shipping point). The Company typically includes delivery fees in the amount it bills customers to the extent needed to recover the Company’s cost of freight and delivery. Net sales from other products were generated from the Company’s metals separation operation.

The following table summarizes the Company’s net sales by product line (in thousands):

	Three months ended November 30,		Six months ended November 30,
	2006	2005	2006	2005
Net sales
Structural mills	$313,987	$259,530	$627,576	$509,569
Bar mill	55,133	58,408	113,169	119,171
Other products	13,062	9,084	29,098	17,698
Delivery fees	21,195	21,108	44,183	40,097

	$403,377	$348,130	$814,026	$686,535

Other Income. Other income in the three-month and six-month periods ended November 30, 2006 includes $4.1 million of insurance recovery from a business interruption claim stemming from an outage of the rolling mill at our Virginia facility that occurred during the three months ended August 31, 2006 Interest income was $2.8 million and $0.6 million in the three-month periods ended November 30, 2006 and 2005, respectively and $5.3 million and $0.6 million in the six-month periods ended November 30, 2006 and 2005, respectively.

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

Earnings Per Share (“EPS”). Basic EPS is computed by adjusting net income for the participation in earnings of unvested restricted shares outstanding, then dividing by the weighted-average number of common shares outstanding during the period including contingently issuable shares and excluding outstanding unvested restricted shares. Contingently issuable shares relate to former deferred compensation agreements in which directors elected to defer annual and meeting fees. During the six months ended November 30, 2006, the Company issued 142,188 shares of common stock as a result of the exercise of stock options, 9,666 shares of common stock as a result of a non-employee director restricted stock awards and 2,530 shares of common stock as a result of an employee stock award. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options and other equity-based awards.

	Three months ended November 30,		Six months ended November 30,
In thousands except per share data	2006	2005	2006	2005
Basic earnings:
Net income	$67,467	$34,003	$126,554	$51,754
Unvested restricted share participation	(52)	—	(131)	—

Basic income	$67,415	$34,003	$126,423	$51,754

Dilutive earnings:
Net income	$67,467	$34,003	$126,554	$51,754
Unvested restricted share participation	(50)	—	(126)	—

Basic income	$67,417	$34,003	$126,428	$51,754

Shares:
Weighted-average shares outstanding	46,342	45,610	46,296	45,609
Contingently issuable shares	107	107	107	107
Unvested restricted shares	(36)	—	(48)	—

Basic weighted-average shares	46,413	45,717	46,355	45,716

Dilutive stock options and other equity-based awards	1,879	1,579	1,857	975

Diluted weighted-average shares	48,292	47,296	48,212	46,691

Net income:
Basic earnings per share	$1.45	$0.74	$2.73	$1.13

Diluted earnings per share	$1.40	$0.72	$2.62	$1.11

Stock-based Compensation. The Company’s employees and non-employee directors participate in stock compensation plans. The plans provide for the granting of incentive and non-qualified stock options, restricted stock and other equity-based incentive awards for officers, key employees and non-employee directors.

Prior to June 1, 2006, the Company accounted for employee and non-employee director stock options using the intrinsic value method of accounting prescribed by APB Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as allowed by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Generally, no expense was recognized related to the Company’s stock options because each option’s exercise price was set at the stock’s fair market value on the date the option was granted.

Effective June 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified prospective application method. Under this modified prospective method, compensation cost recognized for the three and six months ended November 30, 2006 includes the applicable amounts of compensation cost of stock-based payments granted prior to, but not yet vested as of June 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures. The Company uses the Black-Scholes-Merton valuation method to determine the fair value of stock options as of the grant date. For restricted stock awards, the Company uses the stock price as of the grant date to determine the fair value. The impact of recognizing compensation expense related to stock options using the fair value recognition provisions of SFAS 123(R) was $0.5 million (net of tax benefit of $0.1 million) or $0.01 per common share for the three-month period ended November 30, 2006 and $0.9 million (net of tax benefit of $0.2 million) or $0.02 per common share for the six-month period ended November 30, 2006. Results for periods prior to June 1, 2006, have not been restated.

Total stock-based compensation expense, related to the Company’s stock options and non-employee director stock awards, recognized using the straight-line method over the requisite service period of the award was as follows (in thousands):

	Three Months Ended	Six Months Ended
	November 30, 2006
Cost of products sold	$179	$347
Selling, general and administrative	537	1,200

	$716	$1,547

As of November 30, 2006, the total estimated future compensation cost related to previous grants of stock options to be recognized in the statement of operations was $7.4 million over a weighted-average period of 22 months while $0.6 million remained to be recognized related to previous grants of restricted stock awards over a weighted-average period of 6 months. In addition, the Company currently expects to recognize future compensation expense of $2.4 million related to the share portion of the new performance awards to be granted to the executive officers under the 2006 Plan (see Note 7 and 11).

Prior to adopting SFAS 123(R), the Company presented the tax benefits of deductions resulting from the exercise of stock options as operating cash flows. SFAS 123(R) requires the cash flows resulting from excess tax benefits related to stock options be classified as a part of cash flows from financing activities. As a result of adopting SFAS 123(R) effective June 1, 2006, $4.6 million of excess tax benefits have been recorded in the current period as financing cash flows.

For purposes of pro forma disclosures under SFAS 123 for the three-month and six-month periods ended November 30, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	November 30, 2005
Net income
As reported	$34,003	$51,754
Stock-based compensation included in the determination of net income as reported, net of tax	20	48
Fair value of stock-based compensation, net of tax	(391)	(655)

Pro forma	$33,632	$51,147

Net earnings per share-as reported:
Basic	$0.74	$1.13
Diluted	0.72	1.11
Net earnings per share-pro forma:
Basic	0.74	1.12
Diluted	0.71	1.10

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 will be effective as of June 1, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to fully recognize the funded status of single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements, recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic costs, measure defined benefit plan assets and obligations as of the date of the Company’s fiscal year-end statement of financial position, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement of SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements is effective as of the end of the fiscal year ending May 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position will be effective for the fiscal year ending May 31, 2008. The Company is evaluating this interpretation, but does not presently anticipate its adoption will have a material impact on the Company’s financial statements.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. The Company is evaluating this interpretation, but does not presently anticipate its adoption will have a material impact on the Company’s financial statements.

3. Working Capital

Working capital totaled $565.4 million at November 30, 2006 and $428.2 million at May 31, 2006.

Short-term investments were $289.2 million at November 30, 2006 and $164.0 million at May 31, 2006 and consisted of Auction Rate Securities, all of which had stated maturities of over 10 years but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process.

Accounts receivable are presented net of allowances for doubtful receivables of $1.6 million at November 30, 2006 and $1.8 million at May 31, 2006 and net of allowances for returns and allowances of $0.4 million at November 30, 2006 and May 31, 2006. The Company had no provisions (recoveries) for bad debts charged to expense in the six-month periods ended November 30, 2006 and 2005, respectively. Amounts written off as uncollectible were $0.2 million and none for the six-month periods ended November 30, 2006 and 2005, respectively. The Company had no additional provisions for returns and allowances charged to sales in the six-month periods ended November 30, 2006 and 2005, respectively. Accounts receivable at November 30, 2006 includes a $4.1 million business interruption insurance claim and a $1.2 million property insurance claim stemming from an outage of the rolling mill at the Virginia facility that occurred during the three months ended August 31, 2006.

Inventories consist of (in thousands):

	November 30, 2006	May 31, 2006
Finished products	$69,764	$52,373
Work in process	12,054	15,348
Raw materials	30,944	16,952
Supplies	78,189	75,130

	$190,951	$159,803

Inventories, excluding supplies, are stated at cost (not in excess of market) using the last-in, first-out (“LIFO”) method that results in better matching of costs and revenues than other methods. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $54.4 million at November 30, 2006 and $51.5 million higher at May 31, 2006. Supplies primarily consist of rolls and molds, which are used in the manufacturing processes, and are carried at average cost.

Effective June 1, 2006, the Company adopted SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in inventory. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard did not have a significant effect on the Company’s consolidated financial position or results of operations.

Accrued wages, taxes and other liabilities consist of (in thousands):

	November 30, 2006	May 31, 2006
Employee wages and benefits	$23,912	$26,354
Property taxes	5,863	3,135
Current income taxes payable	4,191	6,695
Interest payable	11,402	11,431
Other liabilities	6,188	7,777

	$51,556	$55,392

4. Commitments

The Company has entered into an agreement to purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a percentage change in the producer price index. The gases are produced from a facility located at the Company’s Texas facility which is owned and operated by an independent third party. This agreement expires in August 2012. At November 30, 2006, the minimum monthly charge was approximately $0.5 million. The Company has entered into a similar agreement to purchase processed gases for its Virginia facility with the same third party, which expires in December 2014. The agreement specifies that the Company will purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a similar formula. At November 30, 2006, the minimum monthly charge was approximately $0.1 million. The Company believes that its minimum purchase requirements will be satisfied by its consumption of the products in the normal course of its business.

The Company has entered into an agreement to purchase a minimum monthly amount of mill services at its Texas facility. This agreement expires in December 2014. At November 30, 2006, the minimum monthly charge was approximately $23,000. The Company has entered into a similar agreement to purchase a minimum monthly amount of mill services for its Virginia facility. This agreement expires in June 2012. At November 30, 2006, the minimum monthly charge was approximately $0.4 million. The Company believes that its minimum purchase requirements will be satisfied by its consumption of the products in the normal course of its business.

The Company has entered into agreements to purchase minimum amounts of electricity and natural gas for its Texas and Virginia facilities. Total commitments under these agreements were $33.9 million in the six-month period ended November 30, 2006. As of November 30, 2006, the Company’s remaining commitments under these agreements extend through February 2007 for natural gas in Texas and March 2007 for natural gas in Virginia. The Company believes its purchase requirements will be satisfied by its consumption of these energy sources in the normal course of its business.

The Company leases certain mobile and other equipment, real estate and other items, which in the normal course of business are renewed or replaced by subsequent leases. Total expense for such operating leases was $1.2 million and $0.8 million in the six-month periods ended November 30, 2006 and 2005, respectively.

Future estimated payments under these agreements as of November 30, 2006 are as follows for the years ending November 30 as noted (in thousands):

	Total	2007	2008	2009	2010	2011	After 2011
Processed gas supply contract	38,654	6,370	6,371	6,370	6,371	6,370	6,802
In-plant mill services	22,000	4,668	4,668	4,669	4,668	2,473	854
Short-term energy purchase obligations	7,794	7,794	—	—	—	—	—
Operating lease obligations	3,718	643	505	496	497	317	1,260

Total	$72,166	$19,475	$11,544	$11,535	$11,536	$9,160	$8,916

5. Long-term Debt

Long-term debt is comprised of the following (in thousands):

	November 30, 2006	May 31, 2006
Senior secured credit facility expiring in 2010	$—	$—
Senior notes due in 2013, interest rate 10.00%	300,000	300,000

	300,000	300,000
Less current maturities	—	—

	$300,000	$300,000

On June 16, 2005, the Company entered into a senior secured revolving credit facility (the “Credit Facility”) which provides up to $150.0 million of available borrowings. The Credit Facility includes a $25.0 million sub-limit for letters of credit of which $3.2 million was outstanding at November 30, 2006. Any outstanding letters of credit are deducted from the borrowing availability under the Credit Facility. Amounts drawn under the Credit Facility bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on the Company’s leverage ratio. The commitment fee calculated on the unused portion of the Credit Facility ranges from 0.25% to 0.5% per year based on the Company’s leverage ratio. The Credit Facility matures June 16, 2010 and may be terminated by the Company at any time. The Credit Facility is secured by security interests in all of the Company’s existing and future accounts and inventory, certain related personal property and in all of the equity interest in the Company’s present and future domestic subsidiaries and 66% of the equity interest in the Company’s present and future foreign subsidiaries. The Credit Facility contains covenants restricting, among other things, prepayment or redemption of the Company’s other debt, distributions, dividends, and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. The Company is required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. The amount borrowed under the Credit Facility will fluctuate based upon the Company’s cash flow and working capital needs.

In addition, on July 6, 2005, the Company issued $300.0 million aggregate principal amount of 10% senior notes due July 15, 2013 in a private offering. On December 2, 2005, the Company completed the offer to exchange senior notes due 2013 (the “Senior Notes”), which are registered under the Securities Act of 1933, as amended, for the outstanding 10% senior notes due 2013 that were issued in the private offering. The terms of the registered notes are substantially identical to the Company’s previously outstanding senior notes. The Senior Notes are unsecured and will effectively be subordinated in right of payment to all of the Company’s existing and future senior secured debt, including borrowings under the Company’s Credit Facility. The indenture governing the Senior Notes contains covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem stock, make investments, sell assets, incur liens, enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of the Company’s assets or the assets of its subsidiaries. Interest is due semi-annually on January 15th and July 15th. As of November 30, 2006, the Company was in compliance with all loan covenants.

The Company used the net proceeds from $50.0 million of borrowings under the Credit Facility and the $300.0 million of Senior Notes to pay a cash dividend of $341.1 million to Texas Industries, Inc. on July 6, 2005.

The amount of interest paid was $15.3 million and $3.3 million in the six-month periods ended November 30, 2006 and 2005, respectively. No interest was capitalized in either of the six-month periods ended November 30, 2006 and 2005.

6. Stockholders’ Equity

Common stock, as adjusted for the 100% stock dividend, consists of (in thousands):

	November 30, 2006	May 31, 2006
Shares authorized	100,000	100,000
Shares outstanding	46,363	46,209

Preferred stock consists of 10,000,000 authorized shares, $0.01 par value, none of which have been issued.

7. Stock Compensation Plans

On July 21, 2005, the Board of Directors and on July 22, 2005, TXI as the sole stockholder of the Company approved the Company’s Amended and Restated 2005 Omnibus Equity Compensation Plan (the “2005 Plan”) which provides for grants of stock-based awards, including non-qualified and incentive stock options, restricted stock, restricted stock units, performance shares, and performance units to non-employee directors, officers and key employees of the Company. On August 29, 2006, the Company’s stockholders ratified the 2005 Plan. The Chaparral Steel Company 2006 Omnibus Incentive Plan (the “2006 Plan”), as approved by stockholders, provides for grants of performance awards, annual incentive awards or a combination of such awards. Awards under the 2006 Plan for fiscal 2007 may be paid in cash, in shares of the common stock or both. Any shares of common stock used to settle awards will be issued under the 2005 Plan as “Other Stock-Based Awards” and will count against the maximum number of shares that may be issued under the 2005 Plan. At November 30, 2006, a maximum of 7,244,436 shares of the Company’s common stock is available for issuance to participants under the 2005 plan.

During the six-month period ended November 30, 2006, executive officers and key employees were awarded options to purchase 73,232 shares of common stock. The options were granted at the weighted market price of the common stock of $38.791 on date of grant. The term of the options is ten years and the options vest in equal annual installments over five years.

A summary of Company stock option transactions related to the Company’s employees and non-employee directors for the six-month period ended November 30, 2006, follows:

	Shares Under Option	Weighted- Average Option Price
Options outstanding at May 31, 2006, as previously reported	1,535,141	$13.14
Adjustment for the 100% stock dividend	1,535,141	(6.57)

Options outstanding at May 31, 2006, as adjusted	3,070,282	6.57
Granted	73,232	38.79
Exercised	(142,188)	(4.91)
Cancelled	(15,200)	(4.96)

Options outstanding at November 30, 2006	2,986,126	$7.45

Options exercisable at November 30, 2006	459,176	$5.99

The term of the options is ten years and the options vest in equal annual installments over five years. Outstanding options expire on various dates through October 11, 2016.

The following table summarizes information about Company stock options held by the Company’s employees and non-employee directors outstanding as of November 30, 2006:

	Range of Exercise Prices
	$2.675-$7.645	$9.20-$15.18	$38.791
Options outstanding:
Shares outstanding	1,716,668	1,196,226	73,232
Weighted-average remaining life in years	6.69	8.72	9.87
Weighted-average exercise price	$4.28	$10.08	$38.79
Options exercisable:
Shares exercisable	271,910	187,266	—
Weighted-average exercise price	$3.69	$9.33	$—

As of November 30, 2006, the aggregate intrinsic value (the difference in the closing market price of the Company’s common stock of $46.50 and the exercise price to be paid by the optionee) of stock options outstanding was $116.6 million. The aggregate intrinsic value of exercisable stock options at that date was $18.6 million. During the six-month period ended November 30, 2006, the total intrinsic value for options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was $4.4 million.

In addition, during the six-month period ended November 30, 2006, the Company’s board of directors granted 9,666 shares of restricted stock to non-employee directors pursuant to the 2005 Plan, at the weighted market price of the common stock of $38.791 on date of grant. The Company recorded compensation expense of $0.4 million related to restricted stock grants based on their vesting periods for the six-month period ended November 30, 2006. As of November 30, 2006, 39,666 shares of restricted stock awarded to non-employee directors were unvested.

8. Income Taxes

Income taxes for the interim periods have been included in the accompanying financial statements on the basis of an estimated annual rate of 33.2% and 33.3% for the three-month and six-month periods ended November 30, 2006, respectively, compared to an estimated annual tax rate of 34.0% for the three-month and six-month periods ended November 30, 2005. The primary reason that these respective tax rates differ from the 35% statutory federal corporate rate is due to deduction for qualified domestic production activities. The Company made income tax payments of $66.0 million and $13.0 million in the six-month periods ended November 30, 2006 and 2005, respectively.

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

The Company and TXI have made certain covenants to each other in connection with the spin-off that prohibit the Company and TXI from taking certain actions. Pursuant to these covenants: (1) the Company and TXI will, for a minimum of two years after the distribution date, continue the active conduct of the steel or cement business, respectively; (2) neither the Company nor TXI will repurchase its stock for two years following the distribution date of the spin-off except in certain circumstances permitted by the Internal Revenue Service (the “IRS”); (3) neither the Company nor TXI will take any actions inconsistent with the representations made in the separation and distribution agreement or in connection with the issuance by tax counsel of its legal opinion with respect to the spin-off; and (4) neither the Company nor TXI will take any other action that would result in or fail to take any action necessary to prevent any tax being imposed on the spin-off. Each of the Company and TXI may take actions inconsistent with these covenants if it obtains an unqualified opinion of counsel or a private letter ruling from the IRS that such actions will not cause the spin-off to become taxable. The Company has satisfied all of the requirements of such covenants applicable to the implementation of its stock repurchase program announced on October 11, 2006.

10. Retirement Plans

The Company’s employees participate in a defined contribution retirement plan. Prior to January 1, 2006, the Company contributed 2% of each employee’s eligible compensation and a variable contribution based on a predetermined formula established annually. After December 31, 2005, the Company will contribute 100% of eligible contributions of up to 3% of employee compensation, and 50% of eligible contributions of the next 2% of employee compensation as defined by the plan. The amount of retirement expense charged to costs and expenses for this plan was $1.8 million and $1.5 million in the six-month periods ended November 30, 2006 and 2005.

On July 21, 2005, the Company’s board of directors approved the Chaparral Steel Company financial security plan (“FSP”) a non-qualified defined benefit plan providing death and retirement benefits to the Company’s executive and key managerial employees who are invited and elect to participate. The plan is contributory but not funded. Participants elect the amount of their base salary that is covered by the plan. Costs and associated assets and liabilities related to the Company’s employee participation are included in the financial information contained herein. Amounts payable to participants are to be paid exclusively from the general assets of the Company and are otherwise unsecured. Life insurance contracts have been purchased that may be used to fund the FSP payments. These insurance contracts, recorded at their net cash surrender value, totaled $10.0 million at November 30, 2006 and $8.3 million at May 31, 2006, and are included in investments on the consolidated balance sheets. The amount of FSP benefit expense and the projected FSP benefit obligation are determined using assumptions as of the end of each fiscal year. The weighted-average discount rate used was 6% in the six-month period ended November 30, 2006. Actuarial gains or losses are recognized when incurred. Prior to the spin-off, the Company’s executive and key managerial employees who were invited and elected to do so, participated in a series of TXI financial security plans which had terms and conditions similar to those of the FSP adopted by the Company.

As of November 30, 2006, the estimated future benefit payments for each of the five succeeding years are $0.2 million, $0.3 million, $0.7 million, $1.0 million and $1.0 million and for the five-year period thereafter an aggregate of $6.0 million.

The amount of FSP benefit expense was as follows (in thousands):

	Six months ended November 30,
	2006	2005
Service cost	$1,012	$428
Interest cost	313	212
Recognized actuarial loss	425	—
Amortization of costs	—	8
Participant deferrals	(152)	(118)

	$1,598	$530

11. Incentive Plans

All personnel employed by the Company as of May 31 and not subject to production-based incentive or 2006 Plan awards share in the pretax income of the Company for the year then ended based on predetermined formulas. The duration of the plan is one year. Certain executives are additionally covered under three-year plans with respect to fiscal years ending May 31, 2007 and 2008. In August 2006, the Company’s executive officers relinquished their previous participation under the three-year plans with respect to fiscal years ending May 31, 2007 and 2008 and will participate in new performance awards under the 2006 Plan (see Notes 2 and 7) with respect to the fiscal year ending May 31, 2007. The new performance awards are payable in cash, shares of common stock or both and are being accrued over the respective vesting periods. New awards will be subject to annual approval by the Company’s board of directors. Incentive compensation related to these plans is included in selling, general and administrative expense and was $8.6 million and $3.2 million in the six-month periods ended November 30, 2006 and 2005, respectively.

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

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating balance sheet as of November 30, 2006
Cash and cash equivalents	$32,976	$1,592	$—	$—	$34,568
Short-term investments	289,150	—	—	—	289,150
Accounts receivable	—	170,743	—	—	170,743
Intercompany receivables	—	381,348	—	(381,348)	—
Inventories	—	190,951	—	—	190,951
Prepaid expenses	314	6,351	—	—	6,665

Total current assets	322,440	750,985	—	(381,348)	692,077

Goodwill	—	85,166	—	—	85,166
Investments and deferred charges	17,784	—	—	—	17,784
Investments in subsidiaries	1,160,439	—	—	(1,160,439)	—
Property, plant and equipment - net		579,280	—	—	579,280

Total assets	$1,500,663	$1,415,431	$—	$(1,541,787)	$1,374,307

Trade accounts payable	$261	$74,860	$—	$—	$75,121
Intercompany payables	381,348	—	—	(381,348)	—
Accrued wages, taxes and other liabilities	14,495	37,061	—	—	51,556

Total current liabilities	396,104	111,921	—	(381,348)	126,677

Deferred income taxes and other credits	6,167	143,071	—	—	149,238
Long-term debt	300,000	—	—	—	300,000
Stockholders’ equity	798,392	1,160,439	—	(1,160,439)	798,392

Total liabilities and stockholders’ equity	$1,500,663	$1,415,431	$—	$(1,541,787)	$1,374,307

Condensed consolidating balance sheet as of May 31, 2006
Cash and cash equivalents	$35,939	$6,644	$—	$—	$42,583
Short-term investments	164,000	—	—	—	164,000
Accounts receivable	—	159,721	—	—	159,721
Intercompany receivables	—	251,985	—	(251,985)	—
Inventories	—	159,803	—	—	159,803
Prepaid expenses	173	7,292	—	—	7,465

Total current assets	200,112	585,445	—	(251,985)	533,572

Goodwill	—	85,166	—	—	85,166
Investments and deferred charges	16,807	—	—	—	16,807
Investments in subsidiaries	1,026,771	—	—	(1,026,771)	—
Property, plant and equipment - net	—	593,977	—	—	593,977

Total assets	$1,243,690	$1,264,588	$—	$(1,278,756)	$1,229,522

Trade accounts payable	$179	$49,800	$—	$—	$49,979
Intercompany payables	251,985	—	—	(251,985)	—
Accrued wages, taxes and other liabilities	17,620	37,772	—	—	55,392

Total current liabilities	269,784	87,572	—	(251,985)	105,371

Deferred income taxes and other credits	5,400	150,245	—	—	155,645
Long-term debt	300,000	—	—	—	300,000
Stockholders’ equity	668,506	1,026,771	—	(1,026,771)	668,506

Total liabilities and stockholders’ equity	$1,243,690	$1,264,588	$—	$(1,278,756)	$1,229,522

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of operations for the three months ended November 30, 2006
Net sales	$—	$403,377	$—	$—	$403,377

Costs and expenses (income)
Cost of products sold	—	288,184	—	—	288,184
Selling, general and administrative	849	13,240	—	—	14,089
Interest	7,918	—	—	—	7,918
Other income	(2,860)	(4,882)	—	—	(7,742)

	5,907	296,542	—	—	302,449

Income (loss) before income taxes	(5,907)	106,835	—	—	100,928
Income taxes (benefit)	(3,176)	36,637	—	—	33,461

	(2,731)	70,198	—	—	67,467

Equity in earnings of subsidiaries	70,198	—	—	(70,198)	—

Net income	$67,467	$70,198	$—	$(70,198)	$67,467

Condensed consolidating statement of operations for the three months ended November 30, 2005
Net sales	$—	$348,130	$—	$—	$348,130

Costs and expenses (income)
Cost of products sold	—	283,247	—	—	283,247
Selling, general and administrative	159	9,325	—	—	9,484
Interest	7,982	—	—	—	7,982
Other income	(551)	(3,540)	—	—	(4,091)

	7,590	289,032	—	—	296,622

Income (loss) before income taxes	(7,590)	59,098	—	—	51,508
Income taxes (benefit)	(2,656)	20,161	—	—	17,505

	(4,934)	38,937	—	—	34,003

Equity in earnings of subsidiaries	38,937	—	—	(38,937)	—

Net income	$34,003	$38,937	$—	$(38,937)	$34,003

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of operations for the six months ended November 30, 2006
Net sales	$—	$814,026	$—	$—	$814,026

Costs and expenses (income)
Cost of products sold	—	594,952	—	—	594,952
Selling, general and administrative	1,553	23,195	—	—	24,748
Interest	15,964	—	—	—	15,964
Other income	(5,329)	(5,900)	—	—	(11,229)

	12,188	612,247	—	—	624,435

Income (loss) before income taxes	(12,188)	201,779	—	—	189,591
Income taxes (benefit)	(6,127)	69,164	—	—	63,037

	(6,061)	132,615	—	—	126,554

Equity in earnings of subsidiaries	132,615	—	—	(132,615)	—

Net income	$126,554	$132,615	$—	$(132,615)	$126,554

Condensed consolidating statement of operations for the six months ended November 30, 2005
Net sales	$—	$686,535	$—	$—	$686,535

Costs and expenses (income)
Cost of products sold	—	580,441	—	—	580,441
Selling, general and administrative	164	16,759	—	—	16,923
Interest	13,300	2,846	—	—	16,146
Other income	(588)	(4,805)	—	—	(5,393)

	12,876	595,241	—	—	608,117

Income (loss) before income taxes	(12,876)	91,294	—	—	78,418
Income taxes (benefit)	(4,506)	31,170	—	—	26,664

	(8,370)	60,124	—	—	51,754

Equity in earnings of subsidiaries	60,124	—	—	(60,124)	—

Net income	$51,754	$60,124	$—	$(60,124)	$51,754

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of cash flows for the six months ended November 30, 2006

Net cash provided (used) by operating activities	$(7,301)	$133,683	$—	$—	$126,382

Investing activities
Capital expenditures	—	(9,409)	—	—	(9,409)
Purchases of short-term investments	(6,431,360)	—	—	—	(6,431,360)
Sales of short-term investments	6,306,210	—	—	—	6,306,210
Intercompany advances	129,443	(129,443)	—	—	—
Other-net	(607)	117	—	—	(490)

Net cash provided (used) by investing activities	3,686	(138,735)	—	—	(135,049)

Financing activities
Issuance of common stock	698	—	—	—	698
Tax benefits from exercise of stock options	4,589	—	—	—	4,589
Common dividends paid	(4,635)	—	—	—	(4,635)

Net cash provided by financing activities	652	—	—	—	652

Decrease in cash and cash equivalents	(2,963)	(5,052)	—	—	(8,015)
Cash and cash equivalents at at beginning of period	35,939	6,644	—	—	42,583

Cash and cash equivalents at end of period	$32,976	$1,592	$—	$—	$34,568

Condensed consolidating statement of cash flows for the six months ended November 30, 2005

Net cash provided by operating activities	$12,212	$148,878	$—	$—	$161,090

Investing activities
Capital expenditures	—	(8,128)	—	—	(8,128)
Purchases of short-term investments	(317,130)	—	—	—	(317,130)
Sales of short-term investments	274,355	—	—	—	274,355
Intercompany advances	147,590	(147,590)	—	—	—
Other-net	—	(595)	—	—	(595)

Net cash provided (used) by investing activities	104,815	(156,313)	—	—	(51,498)

Financing activities
Long-term borrowings	350,000	—	—	—	350,000
Debt issuance costs	(9,469)	—	—	—	(9,469)
Debt retirements	(50,000)	—	—	—	(50,000)
Issuance of common stock	24	—	—	—	24
Tax benefits from exercise of stock options	2,337	—	—	—	2,337
Dividend paid to Texas Industries, Inc.	(341,139)	—	—	—	(341,139)

Net cash used by financing activities	(48,247)	—	—	—	(48,247)

Increase (decrease) in cash and cash equivalents	68,780	(7,435)	—	—	61,345
Cash and cash equivalents at at beginning of period	1	9,286	—	—	9,287

Cash and cash equivalents at end of period	$68,781	$1,851	$—	$—	$70,632

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Quarterly Report. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements.” Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

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

Our business requires large amounts of capital investment, raw materials, energy, labor and maintenance, and our future success depends on continued access to these resources. At full capacity, our annual steel scrap usage would be 3.4 million tons, which would represent approximately 6% of the U.S. scrap market. We make predominately all steel scrap purchases on the open market where prices are subject to market forces beyond our control. A major portion of the shredded steel requirements of our Texas plant is produced by an on-site shredder operation primarily utilizing crushed auto bodies purchased on the open market. We believe our shredding operations give us a competitive advantage by providing usable scrap at reduced cost compared to similarly prepared scrap available on the open market. The geographical market that supplies the Texas plant provides some protection from sharply higher raw material prices caused in part by favorable global market conditions. Our Virginia plant receives scrap from our on-site shredding facility which is operated by an unrelated party. We attempt to negotiate the best prices for our raw materials and to obtain prices for our steel products that match market price movements in response to supply and demand. Beginning in January 2004, we implemented a raw material surcharge program, derived from a published scrap price index, designed to pass some of the increased costs associated with rising raw material prices through to customers. We believe there will be adequate sources of our principal raw materials to meet our near term needs, although probably at higher prices than has historically been the case.

Steel mini-mills consume large amounts of electricity and natural gas. The electric industry has been deregulated in Texas since January 2002. The Texas plant purchases electricity through a local retail electric provider using various long and short term supply arrangements. We have entered into agreements to purchase minimum amounts of electricity and natural gas for our Texas and Virginia facilities. As of November 30, 2006, our remaining commitments under these agreements are through February 2007 for natural gas in Texas and March 2007 for natural gas in Virginia. The Commonwealth of Virginia is in transition to a deregulated market for electricity. Electricity for the Virginia plant is purchased through the local utility under an interruptible supply contract with periodic adjustments for fuel costs. Natural gas is purchased from local gas marketers and delivered to our plants through local transportation agreements. Historically, we have not used financial instruments to mitigate price fluctuations on such purchases, however we may use such financial instruments when appropriate. We believe adequate supplies of electricity and natural gas are readily available, although some fluctuations will occur.

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

The accompanying consolidated financial statements include all costs of our steel business. For periods prior to July 30, 2005, these costs include the allocation of certain corporate expenses from TXI. TXI’s corporate expenses were allocated to us based on either the percentage of time employees incurred performing services for us or specifically identified costs incurred by TXI for us. Management believes the allocations were made on a reasonable basis. However, the consolidated financial statements for periods prior to the spin off may not necessarily reflect our financial position, results of operations and cash flows in the future.

TXI, through one of its subsidiaries, previously provided us with common carrier services, transporting finished product to our customers and backhauling materials and supplies for us. For periods prior to July 30, 2005, these costs have been included in cost of products sold in our consolidated statements of operations and were $0.6 million in the six-month period ended November 30, 2005. We believe the rates charged to us for transportation services approximate the rates that would have been charged by third parties. For periods subsequent to July 29, 2005, we are utilizing assets transferred to us by TXI to operate our own common carrier service.

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

At various times, items of intercompany indebtedness were settled between and among us and our subsidiaries and TXI and its subsidiaries. These intercompany accounts were settled through offsets, contributions of such indebtedness to our capital and other non-cash transfers. During the six months ended November 30, 2006, an adjustment of $1.1 million was recorded increasing the previous contributions to our capital by TXI.

Results of Operations

Three-month period ended November 30, 2006 compared to the three-month period ended November 30, 2005.

(In thousands except per ton data)

	Three months ended November 30,		Change	% Change
	2006	2005
Net sales
Structural mills	$313,987	$259,530	$54,457	21.0%
Bar mill	55,133	58,408	(3,275)	(5.6%)
Other products	13,062	9,084	3,978	43.8%
Delivery fees	21,195	21,108	87	0.4%

Total	$403,377	$348,130	$55,247	15.9%

Units shipped (tons)
Structural	458	449	9	2.0%
Bar	83	99	(16)	(16.2)%

Total	541	548	(7)	(1.3)%

Average sales price per ton
Structural	$686	$578	$108	18.7%
Bar	661	590	71	12.0%
Total	682	580	102	17.6%
Net sales	$403,377	$348,130	$55,247	15.9%
Costs and expenses (income)
Cost of products sold	288,184	283,247	4,937	1.7%
Selling, general and administrative	14,089	9,484	4,605	48.6%
Interest	7,918	7,982	(64)	(0.8%)
Other income, net	(7,742)	(4,091)	(3,651)	89.2%

	302,449	296,622	5,827	2.0%

Income before income taxes	100,928	51,508	49,420	95.9%
Income taxes	33,461	17,505	15,956	91.2%

Net income	$67,467	$34,003	$33,464	98.4%

Net sales. Net sales increased $55.2 million to $403.4 million from the prior year period. Shipments of 541,000 tons were comparable to levels in the prior year period as demand for structural products remained strong in both domestic and international markets. Average selling price for structural products continued to improve in the current year period and were $108 higher than the prior year period while bar product prices increased 12.0% reflecting a higher mix of special bar quality shipments. The increase in pricing for steel products accounted for approximately $55.0 million of increased net sales, while decreased shipping volumes accounted for approximately $3.8 million of decreased net sales. Net sales of other products increased by $4.0 million to $13.1 million due to higher selling prices for non-ferrous metals. Delivery fees increased by 0.4% due to slightly higher costs partially offset by lower shipments. We expect that end user demand for our products will remain strong for the remainder of this fiscal year.

Cost of products sold. Cost of products sold including depreciation and amortization was $288.2 million, an increase of $4.9 million from the prior year period. The increase was due primarily to a 2% increase in per ton costs. Per ton scrap costs were $18 higher than the prior year period while per ton energy costs were lower than the prior year period due to lower market prices and the short-term energy contract at the Texas facility.

Selling, general and administrative. Selling, general and administrative expense increased $4.6 million from the prior year period due to increases in incentive expense of $3.2 million due to increased profits, equity compensation expense of $0.5 million and general corporate expenses of $0.9 million.

Interest. Interest expense of $7.9 million was comparable to the prior year period and was reflective of our capitalization structure described in note 5 of the consolidated financial statements.

Other income, net. Other income, net increased by $3.7 million to $7.7 million and includes $4.1 million of insurance recovery from a business interruption claim stemming from an outage of the rolling mill at our Virginia facility that occurred during the three months ended August 31, 2006. In addition, an increase in interest income of $2.3 million was offset by a decrease of $2.7 million in miscellaneous sales and other items from the prior year period.

Income taxes. Income taxes for the three-month periods ended November 30, 2006 and 2005, have been included in the accompanying financial statements on the basis of an estimated annual rate of 33.2% and 34.0%, respectively. The primary reason that these respective tax rates differ from the 35% statutory federal corporate rate is due to the deduction for qualified domestic production activities. The provision for income taxes of $33.5 million increased $16.0 million from the prior year period primarily due to the increase in pretax profits.

Net income. Net income improved $33.5 million to $67.5 million from the prior year period primarily due to the increase in selling prices discussed above.

Six-month period ended November 30, 2006 compared to the six-month period ended November 30, 2005.

(In thousands except per ton data)

	Six months ended November 30,
	2006	2005	Change	% Change
Net sales
Structural mills	$627,576	$509,569	$118,007	23.2%
Bar mill	113,169	119,171	(6,002)	(5.0)%
Other products	29,098	17,698	11,400	64.4%
Delivery fees	44,183	40,097	4,086	10.2%

Total	$814,026	$686,535	$127,491	18.6%

Units shipped (tons)
Structural	936	942	(6)	(0.6)%
Bar	172	209	(37)	(17.7)%

Total	1,108	1,151	(43)	(3.7)%

Average sales price per ton
Structural	$671	$541	$130	24.0%
Bar	658	571	87	15.2%
Total	669	546	123	22.5%
Net sales	$814,026	$686,535	$127,491	18.6%
Costs and expenses (income)
Cost of products sold	594,952	580,441	14,511	2.5%
Selling, general and administrative	24,748	16,923	7,825	46.2%
Interest	15,964	16,146	(182)	(1.1)%
Other income, net	(11,229)	(5,393)	(5,836)	108.2%

	624,435	608,117	16,318	2.7%

Income before income taxes	189,591	78,418	111,173	141.8%
Income taxes	63,037	26,664	36,373	136.4%

Net income	$126,554	$51,754	$74,800	144.5%

Net sales. Net sales increased $127.5 million to $814.0 million from the prior year period. Shipments of 1,108,000 tons decreased 3.7% from the record levels in the prior year. Average selling price for structural products were $130 higher than the prior year period reflecting the strong demand in both domestic and international markets. Bar product prices increased 15.2% reflecting increased pricing and a higher mix of special bar quality shipments. The increase in pricing for steel products accounted for approximately $135.5 million of increased net sales, while decreased shipping volumes accounted for approximately $23.5 million of decreased net sales. Net sales of other products increased by $11.4 million to $29.1 million due to higher selling prices for non-ferrous metals. Delivery fees increased by 10.2% due to higher fuel costs.

Cost of products sold. Cost of products sold including depreciation and amortization was $595.0 million, an increase of $14.5 million from the prior year period. The increase was due primarily to a 5.7% increase in per ton costs offset by a 3.7% decrease in shipments from the prior year period. Per ton scrap costs were 24% higher while per ton energy costs were $21 lower than the prior year period due to lower market prices and the short-term energy contract at the Texas facility.

Selling, general and administrative. Selling, general and administrative expense increased $7.8 million from the prior year period due to increases in incentive expense of $5.4 million due to increased profits, equity compensation expense of $1.2 million and general corporate expenses of $1.2 million.

Interest. Interest expense of $15.9 million decreased $0.2 million from the prior year period and was reflective of our capitalization structure described in note 5 of the consolidated financial statements.

Other income, net. Other income, net increased by $5.8 million to $11.2 million and includes $4.1 million of insurance recovery from a business interruption claim stemming from an outage of the rolling mill at our Virginia facility that occurred during the three months ended August 31, 2006. In addition, an increase in interest income of $4.7 million was offset by a decrease of $3.0 million in miscellaneous sales and other items from the prior year period.

Income taxes. Income taxes for the six-month periods ended November 30, 2006 and 2005, have been included in the accompanying financial statements on the basis of an estimated annual rate of 33.3% and 34.0%, respectively. The primary reason that these respective tax rates differ from the 35% statutory federal corporate rate is due to the deduction for qualified domestic production activities. The provision for income taxes of $63.0 million increased $36.4 million from the prior year period primarily due to the increase in pretax profits.

Net income. Net income improved $74.8 million to $126.6 million from the prior year period primarily due to the increase in selling prices discussed above.

Financial Condition, Liquidity and Capital Resources

Net working capital at November 30, 2006 increased $137.2 million to $565.4 million from May 31, 2006, reflecting a $158.5 million increase in current assets and a $21.3 million increase in current liabilities. Significant changes in the components of current assets included an increase in short-term investments of $125.2 million as a result of improved operating results. Accounts receivable increased $11.0 million partially due to a $5.3 million Virginia facility insurance claim collected in December 2006. Inventories increased $31.1 million as raw material and finished goods volumes increased from May 2006 levels. Trade accounts payable increased $25.1 million due to higher volumes of raw material purchases in the month of November 2006.

In June 2005, we entered into our Credit Facility which provides up to $150.0 million of available borrowings and in July 2005, we issued $300.0 million aggregate principal amount of our Senior Notes. We used $50.0 million of borrowings from our Credit Facility and the net proceeds from our Senior Notes to pay a cash dividend of $341.1 million to Texas Industries, Inc. on July 6, 2005 in connection with the spin-off. We had no outstanding borrowings under the Credit Facility during the six months ended November 30, 2006; however, $3.2 million of the facility was utilized to support letters of credit. The amount borrowed under the Credit Facility will fluctuate based upon our cash flow and working capital needs.

In addition to cash and cash equivalents of $34.6 million and short-term investments of $289.2 million at November 30, 2006, our primary sources of liquidity are cash provided from operations and borrowings available under the Credit Facility. We fund working capital requirements and capital expenditures primarily with cash from operations. In addition, we lease certain mobile and other equipment used in our operations under operating leases that in the normal course of business are renewed or replaced by subsequent leases.

We believe the net cash provided by our operating activities, existing cash and cash equivalents and short-term investments, supplemented as necessary with borrowings under the Credit Facility, will provide sufficient resources to meet our working capital requirements, capital expenditures, debt service and other cash needs over the next year.

Cash flows

Net cash provided by operating activities decreased $34.7 million in the six-month period ended November 30, 2006 to $126.4 million, compared to the prior year period. Net income and the related effect of deferred income taxes increased cash flows $68.4 million compared to the prior year period. A decrease in cash provided by changes in inventories of $98.6 million was due to higher volumes of raw material purchases in November 2006 and a depletion in finished goods inventory levels in the prior year period. Cash provided by the change in accounts payable increased $31.2 million primarily due to the raw material purchases in November 2006.

Net cash used by investing activities was $135.0 million in the current year period compared to $51.5 million in the prior year period. In the current year period, purchases of short-term investments used cash of $6.4 billion and sales of short-term investments provided cash of $6.3 billion. In the prior year period, purchases of short-term investments used cash of $317.1 million and sales of short-term investments provided cash of $274.4 million. Capital expenditures were $9.4 million in the current year period and $8.1 million in the prior year period. Capital expenditures for normal replacement and improvement of our existing equipment are currently estimated to be approximately $25 million over the next 12 months.

Net cash provided by financing activities consisted of the issuance of common stock for the exercise of stock options of $0.7 million and a tax benefit from the exercise of stock options of $4.6 million in the current year period. On October 11, 2006, our board of directors initiated a quarterly cash dividend of $0.10 per common share. A dividend of $4.6 million was paid on November 15, 2006 to stockholders of record as of the close of business on November 1, 2006. On October 11, 2006, our board of directors approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. Prior to any repurchase, the board must be advised and approve the terms of the proposed repurchase. No shares of our common stock were repurchased in the three months ended November 30, 2006. Net cash used by financing activities in the prior year period was $48.2 million which consisted of long-term borrowings of $350.0 million, debt retirements of $50.0 million, debt issuance costs of $9.5 million under our Credit Facility and Senior Notes described below and a tax benefit from the exercise of stock options of $2.3 million. In conjunction with our spin-off, we paid a cash dividend to Texas Industries, Inc. of $341.1 million in the prior year period.

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

Impact of the distribution and separation from TXI

On June 16, 2005, we entered into our senior secured revolving credit facility (the “Credit Facility”) which provides up to $150.0 million of available borrowings. The Credit Facility includes a $25.0 million sub-limit for letters of credit of which $3.2 million was outstanding at November 30, 2006. Any outstanding letters of credit are deducted from the borrowing availability under the Credit Facility. Amounts drawn under the Credit Facility bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. The commitment fee calculated on the unused portion of the Credit Facility ranges from 0.25% to 0.5% per year based on our leverage ratio. The Credit Facility matures June 16, 2010 and may be terminated by us at any time. The Credit Facility is secured by security interests in all of our existing and future accounts and inventory, certain related personal property and in all of the equity interest in our present and future domestic subsidiaries and 66% of the equity interest in our present and future foreign subsidiaries. The Credit Facility contains covenants restricting, among other things, prepayment or redemption of our other debt, distributions, dividends, and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. The amount borrowed under the Credit Facility will fluctuate based upon our cash flow and working capital needs.

In addition, on July 6, 2005, we issued $300.0 million aggregate principal amount of 10% senior notes due July 15, 2013 in a private offering. On December 2, 2005, the we completed the offer to exchange senior notes due 2013 (the “Senior Notes”), which are registered under the Securities Act of 1933, as amended, for the outstanding 10% senior notes due 2013 that were issued in the private offering. The terms of the registered Senior Notes are substantially identical to our previously outstanding senior notes. The Senior Notes are unsecured and will effectively be subordinated in right of payment to all of our existing and future senior secured debt, including borrowings under our Credit Facility The indenture governing the Senior Notes contains covenants limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets or the assets of our subsidiaries. Interest is due semi-annually on January 15th and July 15th. As of November 30, 2006, we were in compliance with all loan covenants.

We used the net proceeds from $50.0 million of borrowings under the Credit Facility and the $300 million of Senior Notes to pay a cash dividend of $341.1 million to Texas Industries, Inc. on July 6, 2005.

Any intercompany accounts with TXI that remained immediately prior to the spin-off distribution on July 29, 2005 were contributed to our capital. On July 29, 2005, the spin-off was completed in the form of a pro-rata, tax-free dividend to TXI stockholders of one share of our common stock for each share of TXI stock owned on July 20, 2005. Although pursuant to our separation and distribution agreement with TXI and certain ancillary agreements, TXI has agreed to indemnify us against certain liabilities and we have agreed to indemnify TXI against certain liabilities, TXI has no further ownership interest in us, and we have no ownership interest in TXI. In addition, we are not a guarantor of any of TXI’s indebtedness and TXI is not a guarantor of any of our indebtedness. Our relationship with TXI is now governed by the separation and distribution agreement and the ancillary agreements described in that agreement. During the six months ended November 30, 2006, an adjustment of $1.1 million was recorded increasing the previous contributions to our capital by TXI.

Other Items

Critical accounting policies. The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements.

Effective June 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified prospective application method. Under this modified prospective method, compensation cost recognized for the six months ended November 30, 2006 includes the applicable amounts of compensation cost of stock-based payments granted prior to, but not yet vested as of June 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures. The impact of recognizing compensation expense related to stock options using the fair value recognition provisions of SFAS 123(R) was $0.5 million (net of tax benefit of $0.1 million) or $0.01 per common share for the three-month period ended November 30, 2006 and $0.9 million (net of tax benefit of $0.2 million) or $0.02 per common share for the six-month period ended November 30, 2006. Results for periods prior to June 1, 2006, have not been restated.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required by this item is included in note 9 to the consolidated financial statements, “Legal Proceedings and Contingent Liabilities” presented in Part I and is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

No material changes have occurred to our indicated risk factors as disclosed in our 2006 Annual Report on Form 10-K filed on July 24, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

At its January 11-12, 2007 meetings, our board of directors authorized the following agreements and amended agreements to make our benefit and employment plans more competitive with current industry standards.

Financial Security Plan. During its meetings on January 11-12, 2007, our board of directors approved the amendment and restatement of our previously approved Financial Security Plan (see, Part II. Other Information, Item 5 of our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2005 and Exhibit 10.8 attached thereto) (the “FSP”).

The FSP is a nonqualified defined benefit plan providing death and retirement benefits to our officers (including all of our executive officers) and key managerial employees who are invited and elect to participate. The plan is unfunded. Amounts payable to participants are to be paid exclusively from our general assets and are otherwise unsecured. Our obligations pursuant to the FSP are (i) partially offset by life insurance contracts purchased by us on the lives of participants and (ii) based upon the amount of annual base salary (either 50% or 100%) selected by the participant (“Covered Salary”) and deferrals of a portion of each participant’s base salary. Benefits payable pursuant to the FSP are primarily dependent upon the amount of Covered Salary selected by the participant. FSP benefits generally vest over a period of 5 years at the rate of 20% per year.

Pursuant to the FSP, upon retirement of a participant, we are obligated to pay (i) retirement benefits to each participant and/or their designated beneficiary(ies) for a period generally equal to the greater of the life of the participant or a period of 180 months (measured from the participant’s date of retirement) and (ii) a death benefit equal to 25% of the participant’s Covered Salary. However, with respect to certain participants who were members of the Texas Industries, Inc. Financial Security Plan (the “TXI FSP”) and have accrued a lump sum benefit of up to ten times the participant’s Covered Salary, we are obligated to pay (A) 90% of such lump sum benefit to each participant and/or their designated beneficiary(ies) in the form of monthly installments equal to no more than 80% of the participant’s monthly Covered Salary until such benefits have been paid out in full and (ii) a death benefit equal to 10% of the lump sum benefit. The amount of the retirement benefit payable to each participant is expressed as a percentage of each participant’s Covered Salary (or as a specific dollar amount for certain grandfathered participants who previously participated in the TXI FSP) and is therefore different for each participant.

Under certain circumstances, participants are entitled to an early retirement benefit (the “Early Retirement Benefit”) at age 60. The amount of the Early Retirement Benefit will be computed as a pro-rata portion of the normal retirement benefit.

Under certain circumstances, permanently disabled participants are entitled to receive a pro-rated retirement benefit upon attaining early retirement age or normal retirement age.

Pursuant to the FSP, if a participant dies prior to retirement, we are obligated to pay a death benefit to such participant in an amount equal to the greater of the Early Retirement Benefit otherwise payable to such participant or 100% of the participant’s Covered Salary for the first 12 months after such death and 50% of the such Covered Salary for the next 108 months or until the participant’s normal retirement age, whichever is later.

The January 2007 amendments allow participants to elect early retirement (with reduced benefits) at age 55. The January 2007 amendments also shorten the Financial Security Plan, eliminate duplicative provisions and enhance its “readability.”

Employment Agreement. During its meetings on January 11-12, 2007, our board of directors approved the amendment and restatement of our employment agreement with Tommy A. Valenta (our President and Chief Executive Officer) (the “Employment Agreement”) (see, Part II. Other Information, Item 5 of our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2005 and Exhibit 10.9 attached thereto).

Prior to the January 2007 amendments, the principal terms of the Employment Agreement were as follows:

• three year term (subject to automatic renewal for additional one-year periods on each anniversary of its execution, unless notice of non-renewal is given at least 30 days prior to such anniversary);

• base salary of $600,000 per year;

• participation in all incentive plans in which our executive officers participate;

• two year non-compete covenant;

• provision of a ten (10) year level term life insurance policy of five (5) times Mr. Valenta’s base salary (Mr. Valenta has the right to designate the beneficiary and the policy will be assigned to Mr. Valenta upon his termination of employment);

• disability payments as follows: (i) an amount equal to Mr. Valenta’s base salary for the remainder of the term of the Employment Agreement at the rate in effect for the year immediately preceding his disability, (ii) long-term disability benefits pursuant to the terms of any long-term disability policy provided to our senior executives in which Mr. Valenta has elected to participate, (iii) payment of any benefits payable pursuant to the terms of the benefit plans in which Mr. Valenta is a participant, and (iv) payment (in a lump sum) (with respect to each fiscal year that ends during the remaining term of the Employment Agreement) of incentive compensation in an amount equal to the amount of incentive compensation paid to Mr. Valenta during the year immediately preceding his disability; and

• upon any breach of the Employment Agreement by us and termination of the Employment Agreement by Mr. Valenta, Mr. Valenta will be entitled to receive payment of his base salary (in a lump sum) for the remainder of the term of the Employment Agreement; payment (in a lump sum) of incentive compensation for each of our fiscal years ending during the remainder of the term of the Employment Agreement (computed based upon the incentive compensation paid during the fiscal year immediately preceding our breach of the Employment Agreement); immediate vesting of all un-expired, un-forfeited and un-exercised equity awards held by Mr. Valenta; and continued medical benefits for the remainder of the term of the Employment Agreement.

The January 2007 amendments made the following changes to the Employment Agreement:

• extended Mr. Valenta’s previous two year non-compete covenant to be a three year non-compete covenant;

• amended the Employment Agreement to cause it to automatically renew on a daily basis, until notice of intent to terminate is given by either party, so that upon delivery of any such notice the Employment Agreement will have a three year term;

• amended the Employment Agreement to allow Mr. Valenta to resign and receive a Non-Compete Payment (described below) following notice of non-renewal of the Employment Agreement sent to Mr. Valenta by the Company;

• defined the elements comprising the Non-Compete Payment as (i) payment of the base salary otherwise payable to Mr. Valenta for the remainder of the term of the Employment Agreement, (ii) payment of incentive compensation (in an amount equal to the highest incentive compensation payment paid or payable to Mr. Valenta by the Company with respect to the three fiscal years immediately preceding the event triggering payment) for the remainder of the term of the Employment Agreement, (iii) medical and dental benefits for the remainder of the term of the Employment Agreement and (iv) acceleration of all un-expired, un-forfeited and un-exercised equity award;

• defined the events upon which Non-Compete Payments will be made as (i) breach of the Employment Agreement by the Company, (ii) termination of Mr. Valenta’s employment by the Company without “cause” (as defined in the Employment Agreement), (iii) resignation by Mr. Valenta following non-renewal of the Employment Agreement by the Company and (iv) termination of the Employment Agreement by Mr. Valenta following a “change of control” (as defined in the Employment Agreement) for “good reason” (as defined in the Employment Agreement);

• allocated the Non-Compete Payments to Mr. Valenta’s non-compete obligations (such consideration will be paid ratably over Mr. Valenta’s three year non-competition period; provided, however, the Non-Compete Payments will be accelerated and paid in a lump sum upon the death or “substantial disability” (as defined in the Employment Agreement) of Mr. Valenta);

• conditioned the Non-Compete Payments upon compliance by Mr. Valenta with his expanded non-competition obligations; and

• included a “gross-up” for any excise taxes imposed upon consideration received by Mr. Valenta that is deemed to be a “parachute payment” within the meaning of section 280G of the Internal Revenue Code of 1986;

The purposes of the January 2007 amendments are to (i) motivate Mr. Valenta to (a) remain in our employ during negotiation of any offer to acquire us or our assets and (b) objectively evaluate and negotiate such any such offer, (ii) ensure that Mr. Valenta receives the benefits intended to be conferred by the Employment Agreement and (iii) provide benefits and compensation equivalent to that offered by our competitors.

We expect that allocation of the Non-Compete Payments to the extended “non-compete” covenant added to the Employment Agreement will, in the event of Mr. Valenta’s termination of employment following a change of control, substantially reduce, if not eliminate in its entirety, our obligation to make payments pursuant to the excise tax “gross-up” provisions added to the Employment Agreement.

Change of Control Agreements. During its meetings on January 11-12, 2007, our board of directors approved the amendment and restatement of our previously approved Change of Control Agreements (“CoC Agreements”) between us and each of our executive officers (other than Tommy A. Valenta our Chief Executive Officer and President) (see, Part II. Other Information, Item 5 of our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2005 and Exhibit 10.23 attached thereto and Part II. Other Information, Item 5 of our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2006 and Exhibit 10.23 attached thereto).

Prior to the January 2007 amendments, the principal terms of the CoC Agreements were as follows:

• Upon termination of employment by us (other than for “cause”) or upon “constructive termination” of employment within two years following the occurrence of a “change of control” each executive officer will be entitled to receive an amount equal to twice such executive officer’s base salary and incentive compensation paid with respect to the immediately preceding fiscal year; provided however, if the termination of employment occurs after the occurrence of a “change of control” and after the subsequent occurrence of a “vesting date”, the executive officer will receive, in lieu of such amount, an amount equal to the sum of (i) the executive officer’s base salary for the remainder of the two year period following the change of control and (ii) the amount of incentive compensation, if any, earned by the executive officer on such vesting date; and provided further, if the termination of employment occurs after the occurrence of a “change of control” and after the subsequent occurrence of two vesting dates, the executive officer will receive, in lieu of such amount, an amount equal to the executive officer’s base salary for the remainder of the two year period following the change of control. The term “vesting date” means a date occurring subsequent to the occurrence of a “change of control” on which the executive officer becomes entitled to receive incentive compensation (currently May 31 of each year);

• Each executive officer will be entitled to receive medical benefits and out-placement services for a period of up to two years; and

• Upon termination of employment by us (other than for “cause”) or upon “constructive termination” of employment within two years following the occurrence of a “change of control” all un-expired, un-forfeited and un-exercised equity awards held by each of such executive officers immediately prior to such termination of employment will become immediately vested and exercisable pursuant to their terms.

The January 2007 amendments made the following changes to the CoC Agreements:

• included a three year non-compete provision;

• included a “gross-up” for any excise taxes imposed upon consideration received by signatories to the CoC Agreements that is deemed to be a “parachute payment” within the meaning of section 280G of the Internal Revenue Code of 1986;

• allocated the consideration payable pursuant to the CoC Agreements to the applicable signatory’s non-compete obligations;

• changed the cash consideration payable under the CoC Agreements to be an amount equal to 200% of the applicable signatory’s then current base salary and 200% of the highest amount of incentive compensation paid or payable to such signatory with respect to our three fiscal years immediately preceding the termination of such signatory’s employment with us (such amounts will be payable ratably over the first two years of such signatory’s three year non-competition period; provided, however, payment will be accelerated and paid in a lump sum upon death or “substantial disability” (as defined in the CoC Agreements) of such signatory); and

• changed the threshold percentage of ownership of our equity securities that defines a change of control from “33% or more” to “15% or more” (i.e., a “change of control” will be deemed to have occurred if any party acquires 15% or more of the combined voting power of our then outstanding securities entitled to vote generally in the election of directors).

The purposes of the January 2007 amendments to the CoC Agreements are to (i) motivate our senior management to (a) remain in our employ during negotiation of any offer to acquire us or our assets and (b) objectively evaluate and negotiate such any such offer, (ii) ensure that our senior management receives the benefits intended to be conferred by the CoC Agreements and (iii) provide benefits and compensation equivalent to that offered by our competitors.

We expect that allocation of the consideration payable under the CoC Agreements to the “non-compete” covenants added to those CoC Agreements will substantially reduce, if not eliminate in its entirety, our obligation to make payments pursuant to the excise tax “gross-up” provisions added to the CoC Agreements.

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

Form of Notation of Guarantee (incorporated herein by reference to Exhibit 4.3 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2005, file number 000-51307)

4.4	-

Form of Chaparral Steel Company’s 10% Senior Note due 2013 (incorporated herein by reference to Exhibit 4.4 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2005, file number 000-51307)

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

Amendment No. 1 to Separation and Distribution Agreement between Chaparral Steel Company and Texas Industries, Inc., dated July 27, 2005 (incorporated herein by reference to Exhibit 10.5 to Chaparral Steel Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, file number 000-51307)

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

10.8	-	Chaparral Steel Company Second Amended and Restated Financial Security Plan*

10.9	-	Employment Agreement, effective as of January 12, 2007, between Chaparral Steel Company and Tommy A. Valenta*

10.10	-

Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement (incorporated herein by reference to Exhibit 10.10 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2005, file 000-51307)

10.11	-

Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 to Chaparral Steel Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, file number 000-51307)

10.12	-

Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2005, file number 000-51307)

10.13	-

Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.13 to Chaparral Steel Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, file number 000-51307)

10.14	-

Form of Stock Option Agreement for employees under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.14 to Chaparral Steel Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, file number 000-51307)

10.15	-

Form of Deferred Compensation Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Chaparral Steel Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, file number 000-51307)

10.16	-

Form of Restricted Stock Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.16 to Chaparral Steel Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, file number 000-51307)

10.17	-

Form of Texas Industries, Inc. Common Stock Award Plan and Award Letters for Tommy A. Valenta and William H. Dickert assumed by Chaparral Steel Company (incorporated herein by reference to Exhibit 10.17 to Chaparral Steel Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, file number 000-51307)

10.23	-	Form of Amended and Restated Change of Control Agreement entered into with the executive officers of Chaparral Steel Company (other than the Chief Executive Officer) effective as of January 12, 2007*

10.24	-

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

CHAPARRAL STEEL COMPANY

January 12, 2007	/s/ J. Celtyn Hughes
J. Celtyn Hughes
Vice President and Chief Financial Officer
(Principal Financial Officer)

January 12, 2007	/s/ M. Kevin Linch
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

Form of Notation of Guarantee (incorporated herein by reference to Exhibit 4.3 to Chaparral Steel Company’s Quarterely Report on Form 10-Q for the quarterly period ended November 30, 2005, file number 000-51307)

4.4	-

Form of Chaparral Steel Company’s 10% Senior Note due 2013 (incorporated herein by reference to Exhibit 4.4 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2005, file number 000-51307)

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

Amendment No. 1 to Separation and Distribution Agreement between Chaparral Steel Company and Texas Industries, Inc., dated July 27, 2005 (incorporated herein by reference to Exhibit 10.5 to Chaparral Steel Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, file number 000-51307)

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

10.8	-	Chaparral Steel Company Second Amended and Restated Financial Security Plan*

10.9	-	Employment Agreement, effective as of January 12, 2007, between Chaparral Steel Company and Tommy A. Valenta*

10.10	-

Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement (incorporated herein by reference to Exhibit 10.10 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2005, file number 000-51307)

10.11	-

Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 to Chaparral Steel Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, file number 000-51307)

10.12	-

Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement (incorporated herein by reference to Exhibit 10.12 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2005, file number 000-51307)

10.13	-

Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.13 to Chaparral Steel Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, file number 000-51307)

10.14	-

Form of Stock Option Agreement for employees under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.14 to Chaparral Steel Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, file number 000-51307)

10.15	-

Form of Deferred Compensation Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.15 to Chaparral Steel Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, file number 000-51307)

10.16	-

Form of Restricted Stock Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (incorporated herein by reference to Exhibit 10.16 to Chaparral Steel Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, file number 000-51307)

10.17	-

Form of Texas Industries, Inc. Common Stock Award Plan and Award Letters for Tommy A. Valenta and William H. Dickert assumed by Chaparral Steel Company (incorporated herein by reference to Exhibit 10.17 to Chaparral Steel Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, file number 000-51307)

10.23	-	Form of Amended and Restated Change of Control Agreement entered into with the executive officers of Chaparral Steel Company (other than the Chief Executive Officer) effective as of January 12, 2007*

10.24	-

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