Form 10-Q
period 2007-02-28
Chaparral Steel CO
filed 2007-04-11
CIK 1319048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

or

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

Yes  ☐     No  ☒

There were 46,819,527 shares of common stock, $0.01 par value per share, outstanding on April 6, 2007.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Chaparral Steel Company

We have reviewed the accompanying consolidated balance sheet of Chaparral Steel Company and subsidiaries as of February 28, 2007, the related consolidated statements of operations for the three-month and nine-month periods ended February 28, 2007 and 2006, the related consolidated statements of cash flows for the nine-month periods ended February 28, 2007 and 2006 and the related consolidated statement of stockholders’ equity for the nine-month period ended February 28, 2007. These financial statements are the responsibility of the Company’s management.

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

April 10, 2007

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	February 28, 2007	May 31, 2006
Assets
Current assets:
Cash and cash equivalents	$48,650	$42,583
Short-term investments	316,897	164,000
Accounts receivable	182,876	159,721
Inventories	189,541	159,803
Prepaid expenses	12,236	7,465

Total current assets	750,200	533,572

Other assets:
Goodwill	85,166	85,166
Investments and deferred charges	17,982	16,807

	103,148	101,973

Property, plant and equipment:
Land and land improvements	96,925	96,926
Buildings	56,477	55,570
Machinery and equipment	1,038,001	1,032,697
Construction in progress	34,257	28,867

	1,225,660	1,214,060
Less depreciation	652,638	620,083

	573,022	593,977

	$1,426,370	$1,229,522

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$84,743	$49,979
Accrued wages, taxes and other liabilities	42,340	55,392

Total current liabilities	127,083	105,371

Deferred income taxes and other credits	148,855	155,645
Long-term debt	300,000	300,000
Stockholders’ equity:
Common stock, $0.01 par value	469	462
Additional paid-in capital	719,298	707,573
Retained earnings (deficit)	140,260	(39,529)
Treasury stock	(9,595)	—

Total stockholders’ equity	850,432	668,506

	$1,426,370	$1,229,522

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended February 28,		Nine months ended February 28,
	2007	2006	2007	2006
Net sales	$420,166	$374,649	$1,234,192	$1,061,184
Costs and expenses (income)
Cost of products sold	306,945	279,250	901,897	859,691
Selling, general and administrative	16,335	17,714	41,083	34,637
Interest	7,931	7,890	23,895	24,036
Other income, net	(4,464)	(4,367)	(15,693)	(9,760)

	326,747	300,487	951,182	908,604

Income before income taxes	93,419	74,162	283,010	152,580
Income taxes	30,884	24,918	93,921	51,582

Net income	$62,535	$49,244	$189,089	$100,998

Earnings per share:
Basic	$1.34	$1.07	$4.07	$2.21

Diluted	$1.29	$1.03	$3.92	$2.15

Average shares outstanding:
Basic	46,554	45,824	46,421	45,752

Diluted	48,328	47,704	48,251	47,029

Cash dividends per share	$0.10	$—	$0.20	$—

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended February 28,
	2007	2006
Operating activities:
Net income	$189,089	$100,998
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	35,920	37,212
Deferred income taxes	(8,846)	260
Stock-based compensation	2,559	259
Other – net	(357)	1,114
Changes in operating assets and liabilities
Accounts receivable	(23,154)	(17,487)
Inventories	(29,737)	66,595
Prepaid expenses	(3,392)	(966)
Accounts payable	34,765	(12,030)
Accrued wages, taxes and other liabilities	(12,000)	36,186
Other credits	598	853
Receivable from or payable to TXI	—	(10,286)

Net cash provided by operating activities	185,445	202,708

Investing activities:
Capital expenditures	(15,154)	(11,937)
Purchases of short-term investments	(10,453,808)	(1,426,735)
Sales of short-term investments	10,300,910	1,320,520
Other – net	(630)	(570)

Net cash used by investing activities	(168,682)	(118,722)

Financing activities:
Long-term borrowings	—	350,000
Debt retirements	—	(50,000)
Debt issuance costs	—	(9,500)
Dividend paid to Texas Industries, Inc.	—	(341,139)
Issuance of common stock	3,191	1,090
Tax benefits from exercise of stock options	4,959	2,337
Common dividends paid	(9,300)	—
Acquisitions of treasury stock	(9,546)	—

Net cash used by financing activities	(10,696)	(47,212)

Increase in cash and cash equivalents	6,067	36,774
Cash and cash equivalents at beginning of period	42,583	9,287

Cash and cash equivalents at end of period	$48,650	$46,061

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total Stockholders’ Equity
May 31, 2006, as previously reported	$231	$707,804	$(39,529)	$—	$668,506
Adjustment for the 100% stock dividend	231	(231)	—	—	—

May 31, 2006, as adjusted	462	707,573	(39,529)	—	668,506
Net income	—	—	189,089	—	189,089
Adjustment of prior contribution by Texas Industries, Inc.	—	1,053	—	—	1,053
Stock-based compensation	—	2,400	—	—	2,400
Stock award issued	—	80	—	—	80
Issuance of common stock for options	7	3,233	—	(49)	3,191
Tax benefit from exercise of stock	—	4,959	—	—	4,959
Common dividends paid-$0.10 per share	—	—	(9,300)	—	(9,300)
Acquisitions of treasury stock	—	—	—	(9,546)	(9,546)

February 28, 2007	$469	$719,298	$140,260	$(9,595)	$850,432

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

On July 29, 2005, Texas Industries, Inc. and its subsidiaries (“TXI”) completed the spin-off of its steel business to TXI stockholders in the form of a pro-rata, tax-free dividend of one share of the Company’s common stock for each share of TXI stock owned on July 20, 2005. Although pursuant to the Company’s separation and distribution agreement with TXI and certain ancillary agreements, TXI has agreed to indemnify the Company against certain liabilities and the Company has agreed to indemnify TXI against certain liabilities, TXI has no further ownership interest in the Company and the Company has no ownership interest in TXI. In addition, the Company is not a guarantor of any of TXI’s indebtedness and TXI is not a guarantor of any of the Company’s indebtedness. The Company’s relationship with TXI is now governed by the separation and distribution agreement and the ancillary agreements described in that agreement. The terms of the agreements are more fully described in Note 9 “Legal Proceedings and Contingent Liabilities.” At various times, items of intercompany indebtedness were settled by and among the Company and the Company’s subsidiaries and TXI and its subsidiaries. These intercompany accounts were settled through offsets, contributions of such indebtedness to the Company’s capital and other non-cash transfers. During the nine months ended February 28, 2007, an adjustment of $1.1 million was recorded increasing the previous contributions to the Company’s capital by TXI.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the nine-month period ended February 28, 2007, are not necessarily indicative of the results that may be expected for the year ending May 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2006.

2.	Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Chaparral Steel Company and all subsidiaries. Certain amounts in the prior year financial statements have been reclassified to conform to the current period presentation.

Estimates. The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Fair Value of Financial Instruments. The estimated fair value of each class of financial instruments as of February 28, 2007 approximates its carrying value except for the Senior Notes having a fixed interest rate at February 28, 2007. The fair value of the Senior Notes at February 28, 2007, estimated based on quoted market prices, was $336.8 million compared to the carrying amount of $300.0 million.

Cash Equivalents. Investments with maturities of less than 90 days when purchased are classified as cash equivalents and consist primarily of money market funds and investment grade commercial paper issued by major corporations and financial institutions.

Short-term Investments. Short-term investments consist of Auction Rate Securities (“ARS”). At February 28, 2007, these ARS have remaining stated maturities which range from 11 to 35 years, but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process. The Company invests in high credit quality instruments of political subdivisions of states with an active resale market to ensure liquidity and the ability to readily convert these investments into cash to fund current operations or satisfy other cash requirements as needed. Accordingly, the Company classified all these securities as available-for-sale and as current assets in the accompanying consolidated balance sheet as of February 28, 2007. The ARS are stated at cost which approximates fair value based on market quotes. Net unrealized gains and losses, net of deferred taxes, have not been significant. The Company limits the amount of credit exposure to any one issuer. The Company expects that the majority of its short-term investments will be sold within one year, regardless of legal maturity date. Purchases and sales activity of ARS are presented as cash flows from investing activities in the accompanying consolidated statements of cash flows.

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

Property, plant and equipment is recorded at cost. Provisions for depreciation are computed generally using the straight-line method. The Company assigns each fixed asset a useful life generally ranging from 5 to 7 years for mobile and other equipment, 10 to 20 years for machinery and equipment and 20 to 40 years for buildings and land improvements. Maintenance and repairs are charged to expense as incurred. Costs incurred for scheduled shut-

downs to refurbish facilities are amortized over the benefited period, typically 12 months. Such deferred amounts are included in prepaid expenses on the accompanying consolidated balance sheets and amounted to $2.3 million at February 28, 2007 and $3.4 million at May 31, 2006.

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

Investments and Deferred Charges. Investments are composed primarily of life insurance contracts that may be used to fund certain Company benefit agreements. The contracts, recorded at their net cash surrender value, totaled $10.5 million at February 28, 2007 and $8.3 million at May 31, 2006. Deferred charges are composed primarily of debt issuance costs that totaled $7.5 million at February 28, 2007 and $8.5 million at May 31, 2006. The costs are associated with various debt issues and amortized over the term of the related debt.

Other Credits. Other credits of $14.5 million at February 28, 2007 and $13.8 million at May 31, 2006 are composed primarily of liabilities related to the Company’s retirement plans, asset retirement obligations and deferred compensation agreements.

Asset Retirement Obligations. Changes in asset retirement obligations are as follows (in thousands):

	Nine months ended February 28,
	2007	2006
Balance at beginning of period	$1,040	$566
Accretion expense	90	50
Settlements	(46)	(70)

Balance at end of period	$1,084	$546

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

The following table summarizes the Company’s net sales by product line (in thousands):

	Three months ended February 28,		Nine months ended February 28,
	2007	2006	2007	2006
Net sales
Structural mills	$331,807	$283,905	$959,383	$793,474
Bar mill	53,532	59,988	166,701	179,159
Other products	12,465	10,033	41,563	27,731
Delivery fees	22,362	20,723	66,545	60,820

	$420,166	$374,649	$1,234,192	$1,061,184

Other Income. Interest income was $3.3 million and $1.3 million in the three-month periods ended February 28, 2007 and 2006, respectively and $8.7 million and $1.9 million in the nine-month periods ended

February 28, 2007 and 2006, respectively. Other income in the nine-month period ended February 28, 2007 includes $4.1 million of insurance recovery from a business interruption claim stemming from an outage of the rolling mill at our Virginia facility that occurred during the three months ended August 31, 2006

Income Taxes. The Company uses the liability method of recognizing and classifying deferred income taxes. The Company and its subsidiaries were included in the consolidated income tax returns of TXI for periods prior to the spin-off and will file stand alone returns for subsequent periods. However, the provision for income taxes for the periods presented has been determined as if the Company had filed separate tax returns. The Company provides valuation allowances to reduce deferred tax assets to amounts that will more likely than not be realized.

Earnings Per Share (“EPS”). Basic EPS is computed by adjusting net income for the participation in earnings of unvested restricted shares outstanding, then dividing by the weighted-average number of common shares outstanding during the period including contingently issuable shares and excluding outstanding unvested restricted shares. Contingently issuable shares relate to former deferred compensation agreements in which directors elected to defer annual and meeting fees. During the nine months ended February 28, 2007, the Company issued 674,540 shares of common stock as a result of the exercise of stock options, 9,666 shares of common stock as a result of non-employee director restricted stock awards and 2,530 shares of common stock as a result of an employee stock award and acquired 214,903 shares of common stock. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options and other equity-based awards.

	Three months ended February 28,		Nine months ended February 28,
In thousands except per share data	2007	2006	2007	2006
Basic earnings:
Net income	$62,535	$49,244	$189,089	$100,998
Unvested restricted share participation	(35)	(17)	(167)	(13)

Basic income	$62,500	$49,227	$188,922	$100,985

Dilutive earnings:
Net income	$62,535	$49,244	$189,089	$100,998
Unvested restricted share participation	(34)	(17)	(161)	(13)

Basic income	$62,501	$49,227	$188,928	$100,985

Shares:
Weighted-average shares outstanding	46,473	45,734	46,355	45,652
Contingently issuable shares	107	106	107	106
Unvested restricted shares	(26)	(16)	(41)	(6)

Basic weighted-average shares	46,554	45,824	46,421	45,752
Dilutive stock options and other equity-based awards	1,774	1,880	1,830	1,277

Diluted weighted-average shares	48,328	47,704	48,251	47,029

Net income:
Basic earnings per share	$1.34	$1.07	$4.07	$2.21

Diluted earnings per share	$1.29	$1.03	$3.92	$2.15

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

Effective June 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified prospective application method. Under this modified prospective method, compensation cost recognized for the three and nine month periods ended February 28, 2007 includes the applicable amounts of compensation cost of stock-based payments granted prior to, but not vested as of June 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures. The Company uses the Black-Scholes-Merton valuation method to determine the fair value of stock options as of the grant date. During the nine months ended February 28, 2007, the fair value of options granted to the Company’s employees ranged from $20.69 to $23.16 based on assumptions for dividend yield ranging from 0.9% to 1.0%, volatility factors ranging from .509 to .535, risk-free interest rates ranging from 4.75% to 4.76% and expected life in years of 6.5. For restricted stock awards, the Company uses the stock price as of the grant date to determine the fair value. The impact of recognizing compensation expense related to stock options using the fair value recognition provisions of SFAS 123(R) was $0.5 million (net of tax benefit of $0.2 million) or $0.01 per common share for the three-month period ended February 28, 2007 and $1.4 million (net of tax benefit of $0.4 million) or $0.03 per common share for the nine-month period ended February 28, 2007. Results for periods prior to June 1, 2006, have not been restated.

Total stock-based compensation expense, related to the Company’s stock options and non-employee director stock awards, recognized using the straight-line method over the requisite service period of the award was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	February 28, 2007
Cost of products sold	$245	$591
Selling, general and administrative	608	1,809

	$853	$2,400

As of February 28, 2007, the total estimated future compensation cost related to previous grants of stock options to be recognized in the statement of operations was $9.1 million over a weighted-average period of 23 months while $0.4 million remained to be recognized related to previous grants of restricted stock awards over a weighted-average period of 5 months. In addition, the Company currently expects to recognize future compensation expense of $1.6 million related to the share portion of the new performance awards to be granted to the executive officers under the 2006 Plan (see Note 7 and 11).

Prior to adopting SFAS 123(R), the Company presented the tax benefits of deductions resulting from the exercise of stock options as operating cash flows. SFAS 123(R) requires the cash flows resulting from excess tax benefits related to stock options be classified as a part of cash flows from financing activities. As a result of adopting SFAS 123(R) effective June 1, 2006, $5.0 million of excess tax benefits have been recorded in the current period as financing cash flows.

For purposes of pro forma disclosures under SFAS 123 for the three-month and nine-month periods ended February 28, 2006, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	February 28, 2006
Net income
As reported	$49,227	$100,985
Stock-based compensation included in the determination of net income as reported, net of tax	121	169
Fair value of stock-based compensation, net of tax	(298)	(953)

Pro forma	$49,050	$100,201

Net earnings per share-as reported:
Basic	$1.07	$2.21
Diluted	1.03	2.15
Net earnings per share-pro forma:
Basic	1.07	2.19
Diluted	1.03	2.13

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 will be effective as of June 1, 2007. The Company is currently evaluating the impact on the Company’s financial statements of adopting SFAS No. 157.

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

Working capital totaled $623.1 million at February 28, 2007 and $428.2 million at May 31, 2006.

Short-term investments were $316.9 million at February 28, 2007 and $164.0 million at May 31, 2006 and consisted of Auction Rate Securities, all of which had stated maturities of over 10 years but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process.

Accounts receivable are presented net of allowances for doubtful receivables of $1.8 million at February 28, 2007 and May 31, 2006 and net of allowances for returns and allowances of $0.4 million at February 28, 2007 and May 31, 2006. Provisions for bad debts charged to expense were $0.3 million and $1.4 million in the nine-month periods ended February 28, 2007 and 2006, respectively. Recoveries totaled $0.2 million in the nine-month period ended February 28, 2006. Amounts written off as uncollectible were $0.3 million and none for the nine-month periods ended February 28, 2007 and 2006, respectively. The Company had no additional provisions for returns and allowances charged to sales in the nine-month periods ended February 28, 2007 and 2006, respectively. Accounts receivable at February 28, 2007 includes a $3.3 million federal income tax claim.

Inventories consist of (in thousands):

	February 28, 2007	May 31, 2006
Finished products	$57,143	$52,373
Work in process	20,230	15,348
Raw materials	26,296	16,952
Supplies	85,872	75,130

	$189,541	$159,803

Inventories, excluding supplies, are stated at cost (not in excess of market) using the last-in, first-out (“LIFO”) method that results in better matching of costs and revenues than other methods. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the average cost method (which approximates current replacement cost) had been used, inventory values would have been higher by $61.7 million at February 28, 2007 and $51.5 million higher at May 31, 2006. Supplies primarily consist of rolls and molds, which are used in the manufacturing processes, and are carried at average cost.

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

Accrued wages, taxes and other liabilities consist of (in thousands):

	February 28, 2007	May 31, 2006
Employee wages and benefits	$28,982	$26,354
Property taxes	1,424	3,135
Current income taxes payable	1,880	6,695
Interest payable	3,899	11,431
Other liabilities	6,155	7,777

	$42,340	$55,392

4.	Commitments

The Company has entered into an agreement to purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a percentage change in the producer price index. The gases are produced from a facility located at the Company’s Texas facility which is owned and operated by an independent third party. This agreement expires in August 2012. At February 28, 2007, the minimum monthly charge was approximately $0.4 million. The Company has entered into a similar agreement to purchase processed gases for its Virginia facility with the same third party, which expires in December 2014. The agreement specifies that the Company will purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a similar formula. At February 28, 2007, the minimum monthly charge was approximately $0.1 million. The Company believes that its minimum purchase requirements will be satisfied by its consumption of the products in the normal course of its business.

The Company has entered into an agreement to purchase a minimum monthly amount of mill services at its Texas facility. This agreement expires in December 2014. At February 28, 2007, the minimum monthly charge was approximately $23,000. The Company has entered into a similar agreement to purchase a minimum monthly amount of mill services for its Virginia facility. This agreement expires in June 2012. At February 28, 2007, the minimum monthly charge was approximately $0.4 million. The Company believes that its minimum purchase requirements will be satisfied by its consumption of the products in the normal course of its business.

The Company has entered into agreements to purchase minimum amounts of electricity and natural gas for its Texas and Virginia facilities. As of February 28, 2007, our remaining commitments under these agreements are through October 2007 for electricity in Texas, June 2007 for natural gas in Texas and March 2007 for natural gas in Virginia. The Company believes its purchase requirements will be satisfied by its consumption of these energy sources in the normal course of its business.

The Company leases or rents certain mobile and other equipment, real estate and other items, which in the normal course of business may be renewed or replaced by subsequent leases. Total expense for such obligations was $2.1 million and $1.3 million in the nine-month periods ended February 28, 2007 and 2006, respectively.

Future estimated payments under these agreements as of February 28, 2007 are as follows for the years ending February 28 as noted (in thousands):

	Total	2008	2009	2010	2011	2012	After 2012
Processed gas supply contract	$34,831	$5,870	$5,870	$5,871	$5,870	$5,870	$5,480
In-plant mill services	20,231	4,786	4,785	4,785	4,786	284	805
Short-term energy purchase obligations	41,508	41,508	—	—	—	—	—
Operating lease obligations	3,525	562	501	496	497	209	1,260

Total	$100,095	$52,726	$11,156	$11,152	$11,153	$6,363	$7,545

5.	Long-term Debt

Long-term debt is comprised of the following (in thousands):

	February 28, 2007	May 31, 2006
Senior secured credit facility expiring in 2010	$—	$—
Senior notes due in 2013, interest rate 10.00%	300,000	300,000

	300,000	300,000
Less current maturities	—	—

	$300,000	$300,000

On June 16, 2005, the Company entered into a senior secured revolving credit facility (the “Credit Facility”) which provides up to $150.0 million of available borrowings. The Credit Facility includes a $25.0 million sub-limit for letters of credit of which $3.2 million was outstanding at February 28, 2007. Any outstanding letters of credit are deducted from the borrowing availability under the Credit Facility. Amounts drawn under the Credit Facility bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on the Company’s leverage ratio. The commitment fee calculated on the unused portion of the Credit Facility ranges from 0.25% to 0.5% per year based on the Company’s leverage ratio. The Credit Facility matures June 16, 2010 and may be terminated by the Company at any time. The Credit Facility is secured by security interests in all of the Company’s existing and future accounts and inventory, certain related personal property and in all of the equity interest in the Company’s present and future domestic subsidiaries and 66% of the equity interest in the Company’s present and future foreign subsidiaries. The Credit Facility contains covenants restricting, among other things, prepayment or redemption of the Company’s other debt, distributions, dividends, and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. The Company is required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. On April 10, 2007 at the Company’s request, the Company and its lenders entered into the First Amendment to the Credit Facility (the “Amendment”) which reduced its borrowing capacity from $150.0 million to $75.0 million and increased the sub-limit for letters of credit to $37.5 million. The terms of the Amendment are substantially identical to the Company’s original Credit Facility. The amount borrowed under the Credit Facility will fluctuate based upon the Company’s cash flow and working capital needs.

In addition, on July 6, 2005, the Company issued $300.0 million aggregate principal amount of 10% senior notes due July 15, 2013 in a private offering. On December 2, 2005, the Company completed the offer to exchange senior notes due 2013 (the “Senior Notes”), which are registered under the Securities Act of 1933, as amended, for the outstanding 10% senior notes due 2013 that were issued in the private offering. The terms of the registered notes are substantially identical to the Company’s previously outstanding senior notes. The Senior Notes are unsecured and will effectively be subordinated in right of payment to all of the Company’s existing and future senior secured debt, including borrowings under the Company’s Credit Facility. The indenture governing the Senior Notes contains covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem stock, make investments, sell assets, incur liens, enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of the Company’s assets or the assets of its subsidiaries. Interest is due semi-annually on January 15th and July 15th. As of February 28, 2007, the Company was in compliance with all loan covenants.

The Company used the net proceeds from $50.0 million of borrowings under the Credit Facility and the $300.0 million of Senior Notes to pay a cash dividend of $341.1 million to Texas Industries, Inc. on July 6, 2005.

The amount of interest paid was $30.4 million and $19.2 million in the nine-month periods ended February 28, 2007 and 2006, respectively. No interest was capitalized in either of the nine-month periods ended February 28, 2007 and 2006.

6.	Stockholders’ Equity

Common stock, as adjusted for the 100% stock dividend distributed on September 1, 2006, consists of (in thousands):

	February 28, 2007	May 31, 2006
Shares authorized	100,000	100,000
Shares outstanding	46,681	46,209

Preferred stock consists of 10,000,000 authorized shares, $0.01 par value, none of which have been issued. On October 11, 2006, the Company’s board of directors approved a stock repurchase program authorizing the Company to repurchase up to $100 million of the Company’s common stock. Prior to any repurchase, the board must be advised and approve the terms of the proposed repurchase. The Company repurchased 213,800 shares of its common stock at a cost of $9.5 million and acquired 1,103 shares of its common stock from the issuance of stock options during the three months ended February 28, 2007.

On October 11, 2006, the Company’s board of directors initiated a quarterly cash dividend of $0.10 per common share. Dividends of $9.3 million were paid to stockholders during the nine months ended February 28, 2007.

7.	Stock Compensation Plans

On July 21, 2005, the Board of Directors and on July 22, 2005, TXI as the sole stockholder of the Company approved the Company’s Amended and Restated 2005 Omnibus Equity Compensation Plan (the “2005 Plan”) which provides for grants of stock-based awards, including non-qualified and incentive stock options, restricted stock, restricted stock units, performance shares, and performance units to non-employee directors, officers and key employees of the Company. On August 29, 2006, the Company’s stockholders ratified the 2005 Plan. The Chaparral Steel Company 2006 Omnibus Incentive Plan (the “2006 Plan”), as approved by stockholders, provides for grants of performance awards, annual incentive awards or a combination of such awards. Awards under the 2006 Plan for fiscal 2007 may be paid in cash, in shares of the common stock or both. Any shares of common stock used to settle awards will be issued under the 2005 Plan as “Other Stock-Based Awards” and will count against the maximum number of shares that may be issued under the 2005 Plan. At February 28, 2007, a maximum of 6,712,084 shares of the Company’s common stock is available for issuance to participants under the 2005 plan.

During the nine-month period ended February 28, 2007, executive officers and key employees were awarded options to purchase 180,301 shares of common stock. The options were granted at the weighted average market price of the common stock on the date of grant of $38.791 and $44.909. The term of the options is ten years and the options vest in equal annual installments over five years.

A summary of Company stock option transactions related to the Company’s employees and non-employee directors for the nine-month period ended February 28, 2007, follows:

	Shares Under Option	Weighted- Average Option Price
Options outstanding at May 31, 2006, as previously reported	1,535,141	$13.14
Adjustment for the 100% stock dividend	1,535,141	(6.57)

Options outstanding at May 31, 2006, as adjusted	3,070,282	6.57
Granted	180,301	42.42
Exercised	(674,540)	4.80
Cancelled	(34,400)	6.35

Options outstanding at February 28, 2007	2,541,643	$9.59

Options exercisable at February 28, 2007	320,336	$7.30

The term of the options is ten years and the options vest in equal annual installments over five years. Outstanding options expire on various dates through January 12, 2017.

The following table summarizes information about Company stock options held by the Company’s employees and non-employee directors outstanding as of February 28, 2007:

	Range of Exercise Prices
	$2.675-$7.645	$9.20-$15.18	$38.791-$44.909
Options outstanding:
Shares outstanding	855,836	1,505,506	180,301
Weighted-average remaining life in years	6.02	8.33	9.78
Weighted-average exercise price	$2.90	$9.45	$42.42
Options exercisable:
Shares exercisable	118,430	201,906	—
Weighted-average remaining life in years	5.31	8.37	—
Weighted-average exercise price	$3.57	$9.49	$—

As of February 28, 2007, the aggregate intrinsic value (the difference in the closing market price of the Company’s common stock of $49.83 and the exercise price to be paid by the optionee) of stock options outstanding was $102.3 million. The aggregate intrinsic value of exercisable stock options at that date was $13.6 million. During the nine-month period ended February 28, 2007, the total intrinsic value for options exercised (the difference in the market price of the Company’s common stock on the exercise date and the price paid by the optionee to exercise the option) was $27.1 million.

In addition, during the nine-month period ended February 28, 2007, the Company’s board of directors granted 9,666 shares of restricted stock to non-employee directors pursuant to the 2005 Plan, at the weighted market price of the common stock of $38.791 on date of grant. The Company recorded compensation expense of $0.6 million related to restricted stock grants based on their vesting periods for the nine-month period ended February 28, 2007. As of February 28, 2007, 39,666 shares of restricted stock awarded to non-employee directors were unvested.

8.	Income Taxes

Income taxes for the interim periods have been included in the accompanying financial statements on the basis of an estimated annual rate of 33.2% for the three-month and nine-month periods ended February 28, 2007, respectively, compared to an estimated annual tax rate of 33.8% for the three-month and nine-month periods ended February 28, 2006. The primary reason that these respective tax rates differ from the 35% statutory federal corporate rate is due to deduction for qualified domestic production activities. The Company made income tax payments of $111.5 million and $36.1 million in the nine-month periods ended February 28, 2007 and 2006, respectively.

As of May 31, 2006, the Company has $689.9 million in Virginia state net operating loss carryforwards that begin to expire in 2020. The Company also has Virginia state credits to offset future income tax liabilities of $41.9 million that begin to expire in 2018 and $10 million of credits that do not expire. The Company had net Virginia state deferred tax assets of $47.5 million at May 31, 2006 and $51.9 million at May 31, 2005. Management believes it is more likely than not that this net state deferred tax asset will be unrealized. Therefore, a valuation allowance has been recorded to fully reserve the amount of the net state deferred tax assets.

9.	Legal Proceedings and Contingent Liabilities

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal, automobile shredder residue (“ASR”) disposal and wastewater discharge. The Company believes it is in substantial compliance with applicable environmental laws and regulations; however, from time to time the Company receives claims from federal and state environmental regulatory agencies and entities asserting that the Company is or may be in violation of certain environmental laws and regulations. The Company has received a Notice of Enforcement, dated February 5, 2007, from the Texas Commission on Environmental Quality (the “TCEQ”). The Notice of Enforcement primarily alleges that the manner in which the Company has handled and disposed of ASR, which contains lead, does not comply with statutes and regulations applicable to the management of waste from the beneficial recycling of ASR. Although the Company believes that it has complied with such statutes and regulations and is engaged in negotiations with the TCEQ to resolve these claims, the impact of the ultimate resolution of these claims is not currently determinable or estimable. Based on its historical compliance and experience with environmental laws and regulations and the information currently available to it regarding the TCEQ’s allegations, the Company believes that such claims will not have a material impact on its consolidated financial condition or future results of operations. However, changes in federal and state laws, regulations and requirements or discovery of currently unknown conditions could require additional expenditures by the Company.

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

The Company’s employees participate in a defined contribution retirement plan. Prior to January 1, 2006, the Company contributed 2% of each employee’s eligible compensation and a variable contribution based on a predetermined formula established annually. After December 31, 2005, the Company will contribute 100% of eligible contributions of up to 3% of employee compensation, and 50% of eligible contributions of the next 2% of employee compensation as defined by the plan. The amount of retirement expense charged to costs and expenses for this plan was $2.7 million and $2.3 million in the nine-month periods ended February 28, 2007 and 2006.

On July 21, 2005, the Company’s board of directors approved the Chaparral Steel Company financial security plan (“FSP”) a non-qualified defined benefit plan providing death and retirement benefits to the Company’s executive and key managerial employees who are invited and elect to participate. The plan is contributory but not funded. Participants elect the amount of their base salary that is covered by the plan. Costs and associated assets and liabilities related to the Company’s employee participation are included in the accompanying consolidated financial statements. Amounts payable to participants are to be paid exclusively from the general assets of the Company and are otherwise unsecured. Life insurance contracts have been purchased that may be used to fund the FSP payments. These insurance contracts, recorded at their net cash surrender value, totaled $10.5 million at February 28, 2007 and $8.3 million at May 31, 2006, and are included in investments on the accompanying consolidated balance sheets. The amount of FSP benefit expense and the projected FSP benefit obligation are determined using assumptions as of the end of each fiscal year. The weighted-average discount rate used was 6% in the nine-month period ended February 28, 2007. Actuarial gains or losses are recognized when incurred. Prior to the spin-off, the Company’s executive and key managerial employees who were invited and elected to do so, participated in a series of TXI financial security plans which had terms and conditions similar to those of the FSP adopted by the Company.

As of February 28, 2007, the estimated future benefit payments pursuant to the FSP for each of the five succeeding years are $0.2 million, $0.4 million, $0.9 million, $1.0 million and $1.1 million and for the five-year period thereafter an aggregate of $6.5 million.

The amount of FSP benefit expense was as follows (in thousands):

	Nine months ended February 28,
	2007	2006
Service cost	$2,345	$667
Interest cost	470	331
Recognized actuarial loss	691	—
Amortization of costs	—	12
Participant deferrals	(221)	(193)

	$3,285	$817

11.	Incentive Plans

All personnel employed by the Company as of May 31 and not subject to production-based incentive or 2006 Plan awards share in the pretax income of the Company for the year then ended based on predetermined formulas. The duration of the plan is one year. Certain executives are additionally covered under three-year plans with respect to fiscal years ending May 31, 2007 and 2008. In August 2006, the Company’s executive officers relinquished their previous participation under the three-year plans with respect to fiscal years ending May 31, 2007 and 2008 and will participate in new performance awards under the 2006 Plan (see Notes 2 and 7) with respect to the fiscal year ending May 31, 2007. The new performance awards are payable in cash, shares of common stock or both and are being accrued over the respective vesting periods. New awards will be subject to annual approval by the Company’s board of directors. Incentive compensation related to these plans is included in selling, general and administrative expense and was $14.3 million and $11.2 million in the nine-month periods ended February 28, 2007 and 2006, respectively.

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

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating balance sheet as of February 28, 2007
Cash and cash equivalents	$31,129	$17,521	$—	$—	$48,650
Short-term investments	316,897	—	—	—	316,897
Accounts receivable	3,305	179,571	—	—	182,876
Intercompany receivables	—	440,163	—	(440,163)	—
Inventories	—	189,541	—	—	189,541
Prepaid expenses	5,891	6,345	—	—	12,236

Total current assets	357,222	833,141	—	(440,163)	750,200
Goodwill	—	85,166	—	—	85,166
Investments and deferred charges	17,982	—	—	—	17,982
Investments in subsidiaries	1,226,890	—	—	(1,226,890)	—
Property, plant and equipment - net		573,022	—	—	573,022

Total assets	$1,602,094	$1,491,329	$—	$(1,667,053)	$1,426,370

Trade accounts payable	$4	$84,739	$—	$—	$84,743
Intercompany payables	440,163	—	—	(440,163)	—
Accrued wages, taxes and other liabilities	4,173	38,167	—	—	42,340

Total current liabilities	444,340	122,906	—	(440,163)	127,083
Deferred income taxes and other credits	7,322	141,533	—	—	148,855
Long-term debt	300,000	—	—	—	300,000
Stockholders’ equity	850,432	1,226,890	—	(1,226,890)	850,432

Total liabilities and stockholders’ equity	$1,602,094	$1,491,329	$—	$(1,667,053)	$1,426,370

Condensed consolidating balance sheet as of May 31, 2006
Cash and cash equivalents	$35,939	$6,644	$—	$—	$42,583
Short-term investments	164,000	—	—	—	164,000
Accounts receivable	—	159,721	—	—	159,721
Intercompany receivables	—	251,985	—	(251,985)	—
Inventories	—	159,803	—	—	159,803
Prepaid expenses	173	7,292	—	—	7,465

Total current assets	200,112	585,445	—	(251,985)	533,572
Goodwill	—	85,166	—	—	85,166
Investments and deferred charges	16,807	—	—	—	16,807
Investments in subsidiaries	1,026,771	—	—	(1,026,771)	—
Property, plant and equipment - net	—	593,977	—	—	593,977

Total assets	$1,243,690	$1,264,588	$—	$(1,278,756)	$1,229,522

Trade accounts payable	$179	$49,800	$—	$—	$49,979
Intercompany payables	251,985	—	—	(251,985)	—
Accrued wages, taxes and other liabilities	17,620	37,772	—	—	55,392

Total current liabilities	269,784	87,572	—	(251,985)	105,371
Deferred income taxes and other credits	5,400	150,245	—	—	155,645
Long-term debt	300,000	—	—	—	300,000
Stockholders’ equity	668,506	1,026,771	—	(1,026,771)	668,506

Total liabilities and stockholders’ equity	$1,243,690	$1,264,588	$—	$(1,278,756)	$1,229,522

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of operations for the three months ended February 28, 2007
Net sales	$—	$420,166	$—	$—	$420,166
Costs and expenses (income)
Cost of products sold	—	306,945	—	—	306,945
Selling, general and administrative	1,797	14,538	—	—	16,335
Interest	7,931	—	—	—	7,931
Other income	(3,327)	(1,137)	—	—	(4,464)

	6,401	320,346	—	—	326,747

Income (loss) before income taxes	(6,401)	99,820	—		93,419
Income taxes (benefit)	(2,484)	33,368	—	—	30,884

	(3,917)	66,452	—	—	62,535
Equity in earnings of subsidiaries	66,452	—	—	(66,452)	—

Net income	$62,535	$66,452	$—	$(66,452)	$62,535

Condensed consolidating statement of operations for the three months ended February 28, 2006
Net sales	$—	$374,649	$—	$—	$374,649
Costs and expenses (income)
Cost of products sold	—	279,250	—	—	279,250
Selling, general and administrative	404	17,310	—	—	17,714
Interest	7,890	—	—	—	7,890
Other income	(1,308)	(3,059)	—	—	(4,367)

	6,986	293,501	—	—	300,487

Income (loss) before income taxes	(6,986)	81,148	—	—	74,162
Income taxes (benefit)	(2,917)	27,835	—	—	24,918

	(4,069)	53,313	—	—	49,244
Equity in earnings of subsidiaries	53,313	—	—	(53,313)	—

Net income	$49,244	$53,313	$—	$(53,313)	$49,244

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of operations for the nine months ended February 28, 2007
Net sales	$—	$1,234,192	$—	$—	$1,234,192
Costs and expenses (income)
Cost of products sold	—	901,897	—	—	901,897
Selling, general and administrative	3,350	37,733	—	—	41,083
Interest	23,895	—	—	—	23,895
Other income	(8,656)	(7,037)	—	—	(15,693)

	18,589	932,593	—	—	951,182

Income (loss) before income taxes	(18,589)	301,599	—	—	283,010
Income taxes (benefit)	(8,611)	102,532	—	—	93,921

	(9,978)	199,067	—	—	189,089
Equity in earnings of subsidiaries	199,067	—	—	(199,067)	—

Net income	$189,089	$199,067	$—	$(199,067)	$189,089

Condensed consolidating statement of operations for the nine months ended February 28, 2006
Net sales	$—	$1,061,184	$—	$—	$1,061,184
Costs and expenses (income)
Cost of products sold	—	859,691	—	—	859,691
Selling, general and administrative	568	34,069	—	—	34,637
Interest	21,190	2,846	—	—	24,036
Other income	(1,896)	(7,864)	—	—	(9,760)

	19,862	888,742	—	—	908,604

Income (loss) before income taxes	(19,862)	172,442	—	—	152,580
Income taxes (benefit)	(7,423)	59,005	—	—	51,582

	(12,439)	113,437	—	—	100,998
Equity in earnings of subsidiaries	113,437	—	—	(113,437)	—

Net income	$100,998	$113,437	$—	$(113,437)	$100,998

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of cash flows for the nine months ended February 28, 2007
Net cash provided (used) by operating activities	$(28,637)	$214,082	$—	$—	$185,445
Investing activities
Capital expenditures	—	(15,154)	—	—	(15,154)
Purchases of short-term investments	(10,453,808)	—	—	—	(10,453,808)
Sales of short-term investments	10,300,910	—	—	—	10,300,910
Intercompany advances	188,258	(188,258)	—	—	—
Other-net	(838)	208	—	—	(630)

Net cash provided (used) by investing activities	34,522	(203,204)	—	—	(168,682)
Financing activities
Issuance of common stock	3,191	—	—	—	3,191
Tax benefits from exercise of stock options	4,959	—	—	—	4,959
Common dividends paid	(9,300)	—	—	—	(9,300)
Acquisitions of treasury stock	(9,546)	—	—	—	(9,546)

Net cash provided by financing activities	(10,696)	—	—	—	(10,696)

Decrease in cash and cash equivalents	(4,811)	10,878	—	—	6,067
Cash and cash equivalents at beginning of period	35,939	6,644	—	—	42,583

Cash and cash equivalents at end of period	$31,128	$17,522	$—	$—	$48,650

Condensed consolidating statement of cash flows for the nine months ended February 28, 2006
Net cash provided by operating activities	$3,128	$199,580	$—	$—	$202,708
Investing activities
Capital expenditures	—	(11,937)	—	—	(11,937)
Purchases of short-term investments	(1,426,735)	—	—	—	(1,426,735)
Sales of short-term investments	1,320,520	—	—	—	1,320,520
Intercompany advances	188,034	(188,034)	—	—	—
Other-net	—	(570)	—	—	(570)

Net cash provided (used) by investing activities	81,819	(200,541)	—	—	(118,722)
Financing activities
Long-term borrowings	350,000	—	—	—	350,000
Debt retirements	(50,000)	—	—	—	(50,000)
Debt issuance costs	(9,500)	—	—	—	(9,500)
Dividend paid to Texas Industries, Inc.	(341,139)	—	—	—	(341,139)
Issuance of common stock	1,090	—	—	—	1,090
Tax benefits from exercise of stock options	2,337	—	—	—	2,337

Net cash used by financing activities	(47,212)	—	—	—	(47,212)

Increase (decrease) in cash and cash equivalents	37,735	(961)	—	—	36,774
Cash and cash equivalents at beginning of period	1	9,286	—	—	9,287

Cash and cash equivalents at end of period	$37,736	$8,325	$—	$—	$46,061

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our sales prices closely track domestic steel industry sales prices and are market based. Domestic demand for structural steel is derived primarily from non-residential construction. Therefore, a significant percentage of our sales are attributable to the level of non-residential (including industrial) construction activity in the United States. The level of activity in non-residential construction is cyclical and is influenced by prevailing economic conditions, including interest rate levels, inflation, consumer spending habits and employment. In addition, we compete in a global steel industry and domestic prices are significantly influenced by global industry prices. The global steel industry has at times in the past been characterized by overcapacity, which can result in high levels of steel imports into the United States, exerting downward pressure on domestic steel prices. In the recent past, increased world-wide steel demand and the relatively weak U.S. dollar have helped curb imports into the United States. These domestic and global factors have combined to produce historically high selling prices.

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

Steel mini-mills consume large amounts of electricity and natural gas. The electric industry has been deregulated in Texas since January 2002. The Texas plant purchases electricity through a local retail electric provider using various long and short term supply arrangements. We have entered into agreements to purchase minimum amounts of electricity and natural gas for our Texas and Virginia facilities. As of February 28, 2007, our remaining commitments under these agreements are through October 2007 for electricity in Texas, June 2007 for natural gas in Texas and March 2007 for natural gas in Virginia. The Commonwealth of Virginia has introduced legislation to reverse its decision to deregulate its market for electricity. Electricity for the Virginia plant is purchased through the local utility under an interruptible supply contract with periodic adjustments for fuel costs. While it is uncertain how great of an effect re-regulation will have on the cost of electricity in Virginia, we do not expect the re-regulation of Virginia’s market to have a material impact on our costs under this contract. Natural gas is purchased from local gas marketers and delivered to our plants through local transportation agreements.

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

TXI, through one of its subsidiaries, previously provided us with common carrier services, transporting finished product to our customers and backhauling materials and supplies for us. For periods prior to July 30, 2005, these costs have been included in cost of products sold in our consolidated statements of operations and were $0.6 million in the nine-month period ended February 28, 2006. We believe the rates charged to us for transportation services approximate the rates that would have been charged by third parties. For periods subsequent to July 29, 2005, we are utilizing assets transferred to us by TXI to operate our own common carrier service.

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

At various times, items of intercompany indebtedness were settled by and among us and our subsidiaries and TXI and its subsidiaries. These intercompany accounts were settled through offsets, contributions of such indebtedness to our capital and other non-cash transfers. During the nine months ended February 28, 2007, an adjustment of $1.1 million was recorded increasing the previous contributions to our capital by TXI.

Results of Operations

Three-month period ended February 28, 2007 compared to the three-month period ended February 28, 2006.

(In thousands except per ton data)

	Three months ended February 28,		Change	% Change
	2007	2006
Net sales
Structural mills	$331,807	$283,905	$47,902	16.9%
Bar mill	53,532	59,988	(6,456)	(10.8%)
Other products	12,465	10,033	2,432	24.2%
Delivery fees	22,362	20,723	1,639	7.9%

Total	$420,166	$374,649	$45,517	12.1%

Units shipped (tons)
Structural	482	469	13	2.8%
Bar	85	104	(19)	(18.3%)

Total	567	573	(6)	(1.0%)

Average sales price per ton
Structural	$688	$605	$83	13.7%
Bar	629	577	52	9.0%
Total	679	600	79	13.2%
Net sales	$420,166	$374,649	$45,517	12.1%
Costs and expenses (income)
Cost of products sold	306,945	279,250	27,695	9.9%
Selling, general and administrative	16,335	17,714	(1,379)	(7.8%)
Interest	7,931	7,890	41	0.5%
Other income, net	(4,464)	(4,367)	(97)	2.2%

	326,747	300,487	26,260	8.7%

Income before income taxes	93,419	74,162	19,257	26.0%
Income taxes	30,884	24,918	5,966	23.9%

Net income	$62,535	$49,244	$13,291	27.0%

Net sales. Net sales increased $45.5 million to $420.2 million from the prior year period. Shipments of 567,000 tons were comparable to levels in the prior year period as demand for structural products remained strong in both domestic and international markets. Average selling price for structural products continued to improve in the current year period and were $83 per ton higher than the prior year period while bar product prices increased 9.0% reflecting higher special bar quality product pricing. The increase in pricing for steel products accounted for approximately $45.0 million of increased net sales, while decreased shipping volumes accounted for approximately $3.6 million of decreased net sales. Net sales of other products increased by $2.4 million to $12.5 million due to higher selling prices for non-ferrous metals. Delivery fees increased by 7.9% due to slightly higher costs partially offset by lower shipments. We expect that end user demand for our products will remain strong for the remainder of this fiscal year. International structural prices have improved and we will continue to price our products competitively to the international market.

Cost of products sold. Cost of products sold including depreciation and amortization was $306.9 million, an increase of $27.7 million from the prior year period. The increase was due primarily to an 11.1% increase in per ton costs. Per ton scrap costs were 8.3% higher than the prior year period due to rising domestic and international demand for scrap. Per ton energy costs were 14.6% lower than the prior year period due to lower natural gas prices. Domestic and international scrap markets are volatile and at historic highs; however, international structural prices have improved and we will continue to price our products competitively to the international market. However, continued increases could have a negative impact on our margins. The prospects for higher energy costs due to warmer weather could also have a negative impact on margins during the summer months.

Selling, general and administrative. Selling, general and administrative expense decreased $1.4 million from the prior year period due to decreases in incentive expense of $2.3 million and bad debt expense of $1.2 million which were offset by increases in net financial security plan expense of $1.1 million and equity compensation expense of $0.6 million.

Interest. Interest expense of $7.9 million was comparable to the prior year period and was reflective of our capitalization structure described in Note 5 of the consolidated financial statements.

Other income, net. Other income, net increased by $0.1 million to $4.5 million as an increase in interest income was offset by lower miscellaneous sales from the prior year period.

Income taxes. Income taxes for the three-month periods ended February 28, 2007 and 2006, have been included in the accompanying financial statements on the basis of an estimated annual rate of 33.2% and 34.0%, respectively. The primary reason that these respective tax rates differ from the 35% statutory federal corporate rate is due to the deduction for qualified domestic production activities. The provision for income taxes of $30.9 million increased $6.0 million from the prior year period primarily due to the increase in pretax profits.

Net income. Net income improved $13.3 million to $62.5 million from the prior year period primarily due to the increase in selling prices discussed above.

Nine-month period ended February 28, 2007 compared to the nine-month period ended February 28, 2006.

(In thousands except per ton data)

	Nine months ended February 28,		Change	% Change
	2007	2006
Net sales
Structural mills	$959,383	$793,474	$165,908	20.9%
Bar mill	166,701	179,159	(12,458)	(7.0%)
Other products	41,563	27,731	13,833	49.9%
Delivery fees	66,545	60,820	5,725	9.4%

Total	$1,234,192	$1,061,184	$173,008	16.3%

Units shipped (tons)
Structural	1,418	1,411	7	0.5%
Bar	257	313	(56)	(17.9%)

Total	1,675	1,724	(49)	(2.8%)

Average sales price per ton
Structural	$677	$562	$115	20.5%
Bar	648	573	75	13.2%
Total	672	564	108	19.1%
Net sales	$1,234,192	$1,061,184	$173,008	16.3%
Costs and expenses (income)
Cost of products sold	901,897	859,691	42,206	4.9%
Selling, general and administrative	41,083	34,637	6,446	18.6%
Interest	23,895	24,036	(141)	(0.6%)
Other income, net	(15,693)	(9,760)	(5,933)	60.8%

	951,182	908,604	42,578	4.7%

Income before income taxes	283,010	152,580	130,430	85.5%
Income taxes	93,921	51,582	42,339	82.1%

Net income	$189,089	$100,998	$88,091	87.2%

Net sales. Net sales increased $173.0 million to $1.2 billion from the prior year period. Shipments of 1,675,000 tons decreased 2.8% from the record levels in the prior year. Average selling price for structural products were $115 per ton higher than the prior year period reflecting the strong demand in both domestic and international markets. Bar product prices increased 13.2% reflecting increased pricing and a higher mix of special bar quality shipments. The increase in pricing for steel products accounted for approximately $181.1 million of increased net sales, while decreased shipping volumes accounted for approximately $27.6 million of decreased net sales. Net sales of other products increased by $13.8 million to $41.6 million due to higher selling prices for non-ferrous metals. Delivery fees increased by 9.4% due to higher fuel costs.

Cost of products sold. Cost of products sold including depreciation and amortization was $901.9 million, an increase of $42.2 million from the prior year period. The increase was due primarily to an 8.0% increase in per ton costs offset by a 2.8% decrease in shipments from the prior year period. Per ton scrap costs were 15.3% higher due to rising domestic and international demand. Per ton energy costs decreased 24.8% from the prior year period due to lower natural gas prices and the short-term energy contract at the Texas facility.

Selling, general and administrative. Selling, general and administrative expense increased $6.4 million from the prior year period due to increases in incentive expense of $3.1 million due to increased profits, equity compensation expense of $1.8 million, net financial security plan expense of $1.1 million and increases in other general expenses offset by a decrease in bad debt expense of $1.1 million.

Interest. Interest expense of $23.9 million decreased $0.1 million from the prior year period and was reflective of our capitalization structure described in Note 5 of the consolidated financial statements.

Other income, net. Other income, net increased by $5.9 million to $15.7 million and includes $4.1 million of insurance recovery from a business interruption claim stemming from an outage of the rolling mill at our Virginia facility that occurred during the three months ended August 31, 2006. In addition, an increase in interest income of $6.8 million was offset by a decrease of $0.9 million in miscellaneous sales and other items from the prior year period.

Income taxes. Income taxes for the nine-month periods ended February 28, 2007 and 2006, have been included in the accompanying financial statements on the basis of an estimated annual rate of 33.2% and 33.8%, respectively. The primary reason that these respective tax rates differ from the 35% statutory federal corporate rate is due to the deduction for qualified domestic production activities. The provision for income taxes of $93.9 million increased $42.3 million from the prior year period primarily due to the increase in pretax profits.

Net income. Net income improved $88.1 million to $189.1 million from the prior year period primarily due to the increase in selling prices discussed above.

Financial Condition, Liquidity and Capital Resources

Net working capital at February 28, 2007 increased $194.9 million to $623.1 million from May 31, 2006, reflecting a $216.6 million increase in current assets and a $21.7 million increase in current liabilities. Significant changes in the components of current assets included an increase in short-term investments of $152.9 million as a result of improved operating results. Accounts receivable increased $23.2 million due to a higher daily sales rate in February 2007 compared to May 2006 and a $3.3 million federal income tax claim. Inventories increased $29.7 million as raw material and finished goods volumes increased from May 2006 levels. Trade accounts payable increased $34.8 million due to higher volumes of raw material purchases in the month of February 2007.

In June 2005, we entered into our Credit Facility which provides up to $150.0 million of available borrowings and in July 2005, we issued $300.0 million aggregate principal amount of our Senior Notes. We used $50.0 million of borrowings from our Credit Facility and the net proceeds from our Senior Notes to pay a cash dividend of $341.1 million to Texas Industries, Inc. on July 6, 2005 in connection with the spin-off. We had no outstanding borrowings under the Credit Facility during the nine months ended February 28, 2007; however, $3.2 million of the facility was utilized to support letters of credit. On April 10, 2007 at our request, we and our lenders entered into the First Amendment to the Credit Facility (the “Amendment”) which reduced our borrowing capacity from $150.0 million to $75.0 million and increased the sub-limit for letters of credit to $37.5 million. The terms of the Amendment are substantially identical to our original Credit Facility. The reduction in borrowing capacity will reduce our interest cost by approximately $0.2 million per year. The amount borrowed under the Credit Facility will fluctuate based upon our cash flow and working capital needs.

In addition to cash and cash equivalents of $48.7 million and short-term investments of $316.9 million at February 28, 2007, our primary sources of liquidity are cash provided from operations and borrowings available under the Credit Facility. We fund working capital requirements and capital expenditures primarily with cash from operations. In addition, we lease certain mobile and other equipment used in our operations under operating leases that in the normal course of business are renewed or replaced by subsequent leases.

We believe the net cash provided by our operating activities, existing cash and cash equivalents and short-term investments, supplemented as necessary with borrowings under the Credit Facility, will provide sufficient resources to meet our working capital requirements, capital expenditures, debt service and other cash needs over the next year.

Cash flows

Net cash provided by operating activities decreased $17.3 million in the nine-month period ended February 28, 2007 to $185.4 million, compared to the prior year period. Net income and the related effect of deferred income taxes increased cash flows $79.0 million compared to the prior year period. A decrease in cash provided by changes in inventories of $96.3 million was due to higher comparative volumes of raw materials in February 2007 and a depletion in finished goods inventory levels in the prior year period. Cash provided by the change in accounts payable increased $46.8 million primarily due to higher raw material purchases in February 2007.

Net cash used by investing activities was $168.7 million in the current year period compared to $118.7 million in the prior year period. In the current year period, purchases of short-term investments used cash of $10.5 billion and sales of short-term investments provided cash of $10.3 billion. In the prior year period, purchases of short-term investments used cash of $1.4 billion and sales of short-term investments provided cash of $1.3 billion. Capital expenditures were $15.2 million in the current year period and $11.9 million in the prior year period. Capital expenditures for normal replacement and improvement of our existing equipment are currently estimated to be approximately $25 million over the next 12 months.

Net cash provided by financing activities consisted of the issuance of common stock for the exercise of stock options of $3.2 million and a tax benefit from the exercise of stock options of $5.0 million in the current year period. On October 11, 2006, our board of directors initiated a quarterly cash dividend of $0.10 per common share. Dividends of $9.3 million were paid to stockholders during the nine months ended February 28, 2007. On October 11, 2006, our board of directors approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. Prior to any repurchase, our board must approve the terms of the proposed repurchase. We repurchased 213,800 shares of our common stock at a cost of $9.5 million in the three months ended February 28, 2007. Net cash used by financing activities in the prior year period was $47.2 million which consisted of long-term borrowings of $350.0 million, debt retirements of $50.0 million, debt issuance costs of $9.5 million under our Credit Facility and Senior Notes described below and a tax benefit from the exercise of stock options of

$2.3 million. In conjunction with our spin-off, we paid a cash dividend to Texas Industries, Inc. of $341.1 million in the prior year period.

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

Impact of the distribution and separation from TXI

On June 16, 2005, we entered into our senior secured revolving credit facility (the “Credit Facility”) which provides up to $150.0 million of available borrowings. The Credit Facility includes a $25.0 million sub-limit for letters of credit of which $3.2 million was outstanding at February 28, 2007. Any outstanding letters of credit are deducted from the borrowing availability under the Credit Facility. Amounts drawn under the Credit Facility bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. The commitment fee calculated on the unused portion of the Credit Facility ranges from 0.25% to 0.5% per year based on our leverage ratio. The Credit Facility matures June 16, 2010 and may be terminated by us at any time. The Credit Facility is secured by security interests in all of our existing and future accounts and inventory, certain related personal property and in all of the equity interest in our present and future domestic subsidiaries and 66% of the equity interest in our present and future foreign subsidiaries. The Credit Facility contains covenants restricting, among other things, prepayment or redemption of our other debt, distributions, dividends, and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. On April 10, 2007 at our request, we and our lenders entered into the First Amendment to the Credit Facility (the “Amendment”) which reduced our borrowing capacity from $150.0 million to $75.0 million and increased the sub-limit for letters of credit to $37.5 million. The terms of the Amendment are substantially identical to our original Credit Facility. The amount borrowed under the Credit Facility will fluctuate based upon our cash flow and working capital needs.

In addition, on July 6, 2005, we issued $300.0 million aggregate principal amount of 10% senior notes due July 15, 2013 in a private offering. On December 2, 2005, the we completed the offer to exchange senior notes due 2013 (the “Senior Notes”), which are registered under the Securities Act of 1933, as amended, for the outstanding 10% senior notes due 2013 that were issued in the private offering. The terms of the registered Senior Notes are substantially identical to our previously outstanding senior notes. The Senior Notes are unsecured and will effectively be subordinated in right of payment to all of our existing and future senior secured debt, including borrowings under our Credit Facility The indenture governing the Senior Notes contains covenants limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets or the assets of our subsidiaries. Interest is due semi-annually on January 15th and July 15th. As of February 28, 2007, we were in compliance with all loan covenants.

We used the net proceeds from $50.0 million of borrowings under the Credit Facility and the $300 million of Senior Notes to pay a cash dividend of $341.1 million to Texas Industries, Inc. on July 6, 2005.

Any intercompany accounts with TXI that remained immediately prior to the spin-off distribution on July 29, 2005 were contributed to our capital. On July 29, 2005, the spin-off was completed in the form of a pro-rata, tax-free dividend to TXI stockholder’s of one share of our common stock for each share of TXI stock owned on July 20, 2005. Although pursuant to our separation and distribution agreement with TXI and certain ancillary agreements, TXI has agreed to indemnify us against certain liabilities and we have agreed to indemnify TXI against certain liabilities, TXI has no further ownership interest in us, and we have no ownership interest in TXI. In addition, we are not a guarantor of any of TXI’s indebtedness and TXI is not a guarantor of any of our indebtedness. Our relationship with TXI is now governed by the separation and distribution agreement and the ancillary agreements described in that agreement. During the nine months ended February 28, 2007, an adjustment of $1.1 million was recorded increasing the previous contributions to our capital by TXI.

Other Items

Critical accounting policies. The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements.

Effective June 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified prospective application method. Under this modified prospective method, compensation cost recognized for the nine months ended February 28, 2007 includes the applicable amounts of compensation cost of stock-based payments granted prior to, but not yet vested as of June 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures. The impact of recognizing compensation expense related to stock options using the fair value recognition provisions of SFAS 123(R) was $0.5 million (net of tax benefit of $0.2 million) or $0.01 per common share for the three-month period ended February 28, 2007 and $1.4 million (net of tax benefit of $0.4 million) or $0.03 per common share for the nine-month period ended February 28, 2007. Results for periods prior to June 1, 2006, have not been restated.

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

Environmental matters. We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal, automobile shredder residue (“ASR”) disposal and wastewater discharge. We believe we are in substantial compliance with applicable environmental laws and regulations; however, from time to time we receive claims from federal and state environmental regulatory agencies and entities asserting that we are or may be in violation of certain environmental laws and regulations. We have received a Notice of Enforcement, dated February 5, 2007, from the Texas Commission on Environmental Quality (the “TCEQ”). The Notice of Enforcement primarily alleges that the manner in which we have handled and disposed of ASR, which contains lead, does not comply with statutes and regulations applicable to the management of waste from the beneficial recycling of ASR. Although we believe that we have complied with such statutes and regulations and is engaged in negotiations with the TCEQ to resolve these claims, the impact of the ultimate resolution of these claims is not currently determinable or estimable. Based on our historical compliance and experience with environmental laws and regulations and the information currently available to us regarding the TCEQ’s allegations, we believe that such claims will not have a material impact on our consolidated financial condition or future results of operations. However, changes in federal and state laws, regulations and requirements or discovery of currently unknown conditions could require additional expenditures by us.

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

Steel mini-mills consume large amounts of electricity and natural gas. The electric industry has been deregulated in Texas since January 2002. The Texas plant purchases electricity through a local retail electric provider using various long and short term supply arrangements. The Commonwealth of Virginia has introduced legislation to reverse its decision to deregulate its market for electricity. Electricity for the Virginia plant is purchased through the local utility under an interruptible supply contract with periodic adjustments for fuel costs. Natural gas is purchased from local gas marketers and delivered to our plants through local transportation agreements. Historically, we have not used financial instruments to mitigate price fluctuations on such purchases; however we may use such financial instruments when appropriate.

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

On April 10, 2007 at our request, we and our lenders entered into the First Amendment to the Credit Facility (the “Amendment”) which reduced our borrowing capacity from $150.0 million to $75.0 million and increased the sub-limit for letters of credit to $37.5 million. The terms of the Amendment are substantially identical to our original Credit Facility dated June 16, 2005.

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

Chaparral Steel Company Second Amended and Restated Financial Security Plan (incorporated herein by reference to Exhibit 10.8 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2006, file 000-51307)

10.9	-

Employment Agreement, effective as of January 12, 2007, between Chaparral Steel Company and Tommy A. Valenta (incorporated herein by reference to Exhibit 10.9 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2006, file 000-51307)

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

Form of Amended and Restated Change of Control Agreement entered into with the executive officers of Chaparral Steel Company (other than the Chief Executive Officer) effective as of January 12, 2007 (incorporated herein by reference to Exhibit 10.23 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2006, file 000-51307)

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

10.26	-

First Amendment to Credit Agreement, dated April 10, 2007, among Chaparral Steel Company, Bank of America, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, UBS Securities LLC, as syndication agent, General Electric Capital Corporation, Wells Fargo Bank, National Association, and SunTrust Bank, as co-documentation agents and as lenders, and UBS Loan Finance and Comerica Bank, as lenders*

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

CHAPARRAL STEEL COMPANY

April 11, 2007	/s/ J. Celtyn Hughes
J. Celtyn Hughes Vice President and Chief Financial Officer (Principal Financial Officer)

April 11, 2007	/s/ M. Kevin Linch
M. Kevin Linch Vice President-Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Exhibit Description
3.1	-

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

Chaparral Steel Company Second Amended and Restated Financial Security Plan (incorporated herein by reference to Exhibit 10.8 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2006, file 000-51307)

10.9	-

Employment Agreement, effective as of January 12, 2007, between Chaparral Steel Company and Tommy A. Valenta (incorporated herein by reference to Exhibit 10.9 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2006, file 000-51307)

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

Form of Amended and Restated Change of Control Agreement entered into with the executive officers of Chaparral Steel Company (other than the Chief Executive Officer) effective as of January 12, 2007 (incorporated herein by reference to Exhibit 10.23 to Chaparral Steel Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2006, file 000-51307)

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

10.26	-

First Amendment to Credit Agreement, dated April 10, 2007, among Chaparral Steel Company, Bank of America, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, UBS Securities LLC, as syndication agent, General Electric Capital Corporation, Wells Fargo Bank, National Association, and SunTrust Bank, as co-documentation agents and as lenders, and UBS Loan Finance and Comerica Bank, as lenders*

15.1	-	Letter Re: Unaudited Interim Financial Information*

31.1	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	-	Section 1350 Certification of Principal Executive Officer*

32.2	-	Section 1350 Certification of Principal Financial Officer*

*	Filed herewith