Form 10-K
period 2007-05-31
Chaparral Steel CO
filed 2007-07-26
CIK 1319048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

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

Title of Class

Common Stock, Par Value $0.01 Per Share

Securities registered pursuant to Section 12(g) of the Act:

NONE

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of November 30, 2006 (computed by reference to the price at which the common equity was last sold on such date as reported by the Nasdaq Global Select Market) was $2,155,893,357.

There were 46,932,373 shares of common stock, $0.01 par value per share, outstanding on July 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting of Stockholders to be held October 9, 2007, are incorporated by reference into Part III.

For purposes of this Annual Report, references to the “Company,” “we,” “us,” “our” and “Chaparral” mean Chaparral Steel Company collectively with all of our subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements.” Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” or “anticipate” and other similar words. Such forward-looking statements may be contained in the sections “Business,” “Industry Overview,” “Our Business,” “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” among other places. Forward-looking statements include statements concerning:

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

CHAPARRAL STEEL COMPANY

PART I

ITEM 1. BUSINESS.

RECENT DEVELOPMENTS

On April 25, 2007, we announced that our Board of Directors had initiated a review of strategic alternatives. We retained Goldman, Sachs & Co. to assist in the review. During the process, we considered a full range of possible alternatives including strategic partnerships, mergers, acquisitions, sale or recapitalizations.

On July 10, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gerdau Ameristeel Corporation, a Canadian corporation (“Parent”), and GVC, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), and for certain purposes, Gerdau, S.A., a Brazilian corporation (the “Guarantor”). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into us, and as a result the Company will continue as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”).

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (the “Common Stock”), other than (i) shares of Common Stock held by Parent or Merger Sub or any wholly owned subsidiary of Parent or Merger Sub, (ii) shares of Common Stock held in our treasury or by any of our wholly owned subsidiaries and (iii) shares of Common Stock owned by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be converted into the right to receive $86.00 in cash, without interest.

The Merger Agreement has been approved by the sole stockholder of Merger Sub and has been unanimously approved by the board of directors of each of Parent and us and the Merger is subject to the approval of our stockholders. In addition, the Merger is subject to other customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and receipt of any other requisite governmental approvals. The Guarantor provided a guaranty in favor of us with respect to the performance by Parent and Merger Sub of their obligations under the Merger Agreement.

The Merger Agreement contains certain termination rights for both us and Parent and further provides that, upon termination of the Merger Agreement under certain circumstances relating to competing business combination proposals, we may be obligated to pay to Parent a termination fee equal to $95 million. In addition, upon termination of the Merger Agreement under certain circumstances relating to the failure to obtain requisite governmental approvals under antitrust law, Parent may be obligated to pay to us a termination fee equal to $225 million.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement filed on Form 8-K on July 10, 2007.

INDUSTRY OVERVIEW

The following discussion is intended to provide background information concerning the industry in which we operate. Please note, however, that industry trends or other factors discussed below may not affect our business in the same manner or to the same degree as the industry generally. Some of the information included in the following discussion is based on predictions and projections. These predictions and projections are subject to inherent uncertainties. Consequently, actual results may differ materially from those expressed in or implied by these predictions and projections. See “Forward-Looking Statements.” For specific information about our business and operating results, see “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Annual Report.

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

The market for structural steel, our primary steel product, is a niche market in the U.S. steel industry, with supply totaling approximately 9.4 million tons in calendar 2006, or approximately 5.8% of total U.S. steel supply. Structural steel products include wide flange beams, standard beams, channels and other shapes that are primarily used in commercial, retail, industrial, institutional and warehouse construction. Additional markets for these products include manufactured housing and public works.

The U.S. steel industry, including the market for structural steel products, is currently experiencing a period of strong profitability due in part to the following factors:

•	higher global levels of demand for steel, driven by increased economic activity;

•	recent consolidation trends in the industry;

•	the weakness of the U.S. dollar relative to other major currencies; and

•	relatively high maritime transportation costs.

These factors have contributed to strong steel prices and profitability for U.S. producers as increases in pricing have outpaced increases in raw materials costs. The strength of the U.S. economy has also contributed to higher global demand for steel products. Further recovery in domestic non-residential construction will strengthen demand. Competition from foreign producers has historically been strong, but imports of structural products have declined from their high levels due to the factors previously noted.

The following chart highlights the cyclical nature of the non-residential construction industry and the correlation between the usage of structural steel and non-residential construction activity:

Source: FW Dodge for non-residential construction; AISA for U.S. structural steel.

The following chart highlights the recent, increased trend of U.S. Industrial Construction expenditures:

Source: Industrial Information Resources.

Steel bar products consist of specialty bar products and reinforcing bar, a commodity product. In calendar 2006, the hot-rolled bar (including specialty bar) and reinforcing bar markets in the United States were approximately 10.6 million and 9.9 million tons, respectively. Specialty bar products include merchant bar quality products and special bar quality products or engineering steels that are used in applications where the service conditions or component design requirements are exacting. Such applications include oil country goods, automotive and defense components, off-highway equipment, industrial hardware and tools. Because higher quality specifications are required to make these products, fewer bar producers compete for this market. Reinforcing bar is used in concrete structures to increase tensile strength. It is relatively easy to make and is therefore made by a large number of producers, resulting in a regional market for this product.

OUR BUSINESS

We were incorporated in Delaware on February 22, 2005, as a wholly-owned subsidiary of Texas Industries, Inc. (“TXI”) to serve as the holding company for its steel business in anticipation of our spin-off. On July 29, 2005, the spin-off was completed and we became an independent, public company. We are the second largest producer of structural steel products in North America, based on tons shipped in the 2005 calendar year. We are also a major producer of steel bar products. We operate two mini-mill plants located in Midlothian, Texas and Dinwiddie County, Virginia that together have an annual production capacity of approximately 2.7 million tons of steel. We began operations in our Texas plant in July 1973 as a mini-mill producer of steel bar products with an annual capacity of 0.25 million tons and have since grown through internal expansion. In 1999, we completed construction of our modern structural steel plant in Virginia, which nearly doubled our structural steel capacity and expanded our product line.

We utilize mini-mill technology, whereby recycled scrap steel is melted in electric arc furnaces, and continuous casting systems form the molten steel into a broad range of products. For the year ended May 31, 2007 we shipped 2.3 million tons of finished product and generated sales of $1.7 billion. For the year ended May 31, 2006 we shipped 2.3 million tons of finished product and generated sales of $1.5 billion. Recent profitability has been high as a result of improved levels of non-residential construction and strong industrial spending, the primary drivers of demand for our products.

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

	Year Ended May 31,
	2007	2006	2005
	(in thousands)
Net sales
Structural mills	$1,352,961	$1,103,075	$790,789
Bar mill	221,495	239,886	238,934
Other products	57,978	41,871	32,254
Delivery fees	90,484	81,897	54,399

	$1,722,918	$1,466,729	$1,116,376

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

•

On-Site Shredder Operations. The most significant component of our operating costs is scrap steel. Shredded steel represents approximately 40% of the raw material mix that is melted in electric-arc furnaces. We believe we are one of the few domestic structural steel producers with on-site scrap shredders at our plants. Our Texas plant benefits from the operation of our steel shredder, which currently supplies a major portion of the plant’s shredded steel requirements. We have outsourced the operation of our shredder at our Virginia plant to a third party, the operation of which began in the fourth quarter of fiscal year 2005. The shredders enable us to purchase lower cost, readily available, unprocessed, recycled steel scrap rather than high cost, preprocessed, recycled steel scrap. We believe this flexibility in acquiring a range of scrap types leads to a lower overall cost of scrap.

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

Long-Standing, Diverse Customer Relationships. We have established a solid base of long-standing relationships with a highly diversified customer base. No single customer represented more than 10% of our revenues in fiscal year 2007. We believe our long-standing relationships help to provide additional stability to our operating performance and make us a preferred supplier. We are committed to meeting customer requirements. We strive to maintain modern equipment at our facilities and to adopt new and innovative production technologies, all with the objective of meeting our customers’ needs.

Strong Management Team and Entrepreneurial Corporate Culture. Over the last several years, the structural steel niche of the U.S. steel industry has endured periods of intense competition from domestic and foreign producers. During this time, the steel industry has undergone significant consolidation. The industry has operated in an environment that rewarded efficient, innovative operations and strong management. We believe our industry position demonstrates the strength and vision of our management team. We also believe our corporate culture and operating philosophy create an environment that drives our innovation and encourage an entrepreneurial spirit. Empowerment is a core concept of our management model. We empower our employees to make the decisions necessary to efficiently run their operations and to meet our corporate mission. Management’s responsibility is to provide our employees with the tools and resources to make these decisions.

Our Strategy

Maintain Our Low Cost Profile. We are focused on continuing to maintain one of the lowest operating cost structures in the steel segments we serve. We will continue to optimize the use of our equipment, enhance our productivity, apply new technologies and encourage our employees to further reduce our cost of production.

Expand Our Product Offerings. We intend to build on our low cost profile, our customer focus and our innovative culture to develop new and expand existing product lines. We produce commercial quantities of piling products desired by the public works sector, and we believe we are now the only steel company in North America that has developed this capability and is making a wide range of preferred piling products. Our range of structural products has expanded from light and small beams that addressed less than 25% of the market in 1982 to today’s offering that covers almost the entire product range needed for non-residential construction. The commodity bar products we produced when we started making steel over thirty years ago are a very small part of our current product offerings. Today our bar products principally address high-value-added niche markets and we are focused on meeting growing customer needs and requirements. Entering and expanding our product offering in the specialty bar market has further separated us from the commodity markets.

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

Selectively Pursue Additional Growth through a Disciplined Approach to Acquisitions. We are focused on enhancing our product offerings and strengthening our market position to continue to improve our competitive position. We believe we have opportunities for future growth through internal product expansions and will evaluate opportunities to make acquisitions that will enhance our competitive position. We intend to pursue opportunities to grow our business that we believe will add value and meet our return requirements.

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

The annual capacities of the plants are as follows:

Location	Annual Productive Capacity (Tons)	Approximate Plant Square Footage
Texas:
Melting	1,800,000	275,000
Rolling	1,700,000	615,000

Virginia:
Melting	1,200,000	220,000
Rolling	1,000,000	460,000

The bar and structural mills produced approximately 2.3 million tons of finished products in the fiscal year ended May 31, 2007, 2.2 million tons in fiscal year 2006 and 1.9 million tons in fiscal year 2005.

Sales and Marketing

Our sales organization markets our steel products throughout the United States, Canada and Mexico, and to a limited extent in Europe. Foreign sales, including Canada and Mexico, represented 13.9%, 11.4%, and 12.7% of our total sales for fiscal years 2007, 2006 and 2005, respectively, and no individual foreign country represented more than 10% of total sales during any such period.

To serve our customer base, we have a dedicated sales force of 34 employees, who are principally aligned along product lines. Management directs our overall sales strategy, which our sales group implements. Orders are generally filled the next day and are cancelable. Delivery of finished products is accomplished by common carrier, customer-owned trucks, rail, overseas container or barge.

Customers

We sell our products to a highly diversified customer base representing various steel consuming markets. Our customers are primarily in the Southwest and the eastern seaboard of the United States. No single customer represented more than 10% of our total consolidated revenues in fiscal year 2007.

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

Steel mini-mills consume large amounts of electricity and natural gas. The electric industry has been deregulated in Texas since January 2002. The Texas plant purchases electricity through a local retail electric provider using various long and short term supply arrangements. We have entered into agreements to purchase minimum amounts of electricity and natural gas for our Texas facility. As of May 31, 2007, our commitments under these agreements extend through October 2007 for electricity and January 2008 for natural gas which will allow our production facility to operate without the threat of interruption caused by volatile energy prices during the summer months and the majority of the Gulf Coast hurricane season. Electricity for the Virginia plant is purchased through the local utility under an interruptible supply contract with periodic adjustments for fuel costs. Natural gas is purchased from local gas marketers and delivered to our plants through local transportation agreements. Historically, we have not used financial instruments to mitigate price fluctuations on such purchases, however we may use such financial instruments when appropriate. We believe adequate supplies of electricity and natural gas are readily available, although some fluctuations will occur.

Competition

All of the markets in which we participate are highly competitive. We compete on the basis of price, quality and the ability to meet our customers’ product needs and delivery schedules.

We compete with domestic and international producers of steel products. Our principal domestic competitors in structural products are Nucor Corporation and Steel Dynamics, Inc. Other domestic competitors include Gerdau AmeriSteel Corporation, Commercial Metals Company and Bayou Steel Corporation. Our domestic competitors in bar products include Nucor Corporation, Quanex—MACSTEEL, Steel Dynamics, Inc. and Republic Engineered Products LLC. Depending on economic conditions, from time to time international producers have entered our markets by offering steel delivered to port cities. These international producers include ArcelorMittal, TataCorus, Gerdau, Evraz, Hyundai, Wuhan Iron and Steel, Dragon Steel, Hiveld, Tung Ho Steel, Manshaan Steel, Salzgitter, AHMSA and Iscor. Certain of the foreign and domestic competitors, including both large integrated steel producers and mini-mills, have substantially greater assets and larger sales organizations than ours.

The steel industry is cyclical and subject to fluctuations in demand as a result of macroeconomic changes in global economies, including those resulting from currency volatility. The global steel industry has historically been characterized by overcapacity, which has at times resulted in downward pressure on steel prices and gross margins. On occasion, steel imports into the United States have decreased our prices and negatively affected our operating results.

Employees

At July 1, 2007, we had approximately 1,450 employees, none of whom are represented by unions.

Research and Development

In the course of our operations we continually work to enhance our production processes and develop new or improved products. We have been successful in producing our patented PZC piling, a new type of Z piling which we achieved through the use of research and development technologies. Our new PZC piling features a ball-in-socket interlock connection that we believe is superior to connectors used in competing products.

Intellectual Property

We own a number of U.S. patents relating to a variety of products and processes and are licensed under a number of patents. However, we believe no single patent or license, or group of patents or licenses, is of material importance to our overall business. We also own registered trademarks for certain of our products and service marks for certain of our services, which, unlike patents and licenses, are renewable so long as they are continued in use and properly protected.

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

The U.S Environmental Protection Agency (the “EPA”) is expected to propose regulations under the Clean Air Act in the near future aimed at reducing emissions of certain metals and volatile organic compounds into the atmosphere. In addition, laws have been passed in Texas, Virginia and other states that will reduce the amount of mercury in the scrap metal we recycle and thus the amount of mercury emitted from our plants. Additionally, the steel industry, automobile industry, automobile dismantlers, scrap metal recycling industry, states, and environmental groups are participating in an EPA-sponsored initiative to develop a nationwide, voluntary program to reduce the amount of mercury in scrap metal destined for recycling. We expect to participate actively in this program and are currently contributing to an implementation fund. In the future, we expect to develop and implement company-specific means to strongly encourage our suppliers and others in the supply chain to participate in this voluntary program.

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

Our facilities also are subject to a variety of permitting requirements under the Clean Water Act, which restricts the type and amount of pollutants that may be discharged from regulated sources into receiving bodies of waters, such as rivers, lakes and oceans. Our facilities are subject to storm water discharge permits issued under an EPA program that has been delegated to the states. Our facilities are designed to operate without discharging process wastewater,

In addition to the above matters, we may receive notices of violation relating to minor environmental matters from time to time in the ordinary course of business. We do not expect any material fines or penalties to arise from these notices of violation.

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

Principal Executive Offices and Additional Information

Our principal executive offices are located at 300 Ward Road, Midlothian, Texas 76065. Our telephone number is (972) 775-8241 and our website is www.chapusa.com. We do not intend for information contained on our website to be part of this Annual Report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available, free of charge, on the Investor Relations web page of our website under the caption “Financial Reports—SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. Information relating to our corporate governance including our Corporate Governance Guidelines and Bylaws, our Ethical Business Conduct Policy for all directors, officers, and employees, our Code of Ethics for CEO and Senior Financial Officers, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in our securities by directors and executive officers, is available at our website under the captions “Corporate Governance Information” and “Financial Reports—SEC Filings”. Paper copies of these filings and corporate governance documents are generally available to stockholders without charge by written request to Investor Relations, 300 Ward Road, Midlothian, Texas 76065. However, we may charge a reasonable fee for providing copies of certain exhibits attached to such filings. All materials that we file with the SEC are available at the SEC’s Public Reference Room, 100 F Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. All materials that we file with the SEC are also available at the website maintained by the SEC, http://www.sec.gov.

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

Risks Related to Our Spin-Off from TXI

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

Under Internal Revenue Service (“IRS”) policy at the time of the spin-off, the IRS refused to make advance rulings for certain significant aspects of spin-off transactions. Therefore, TXI did not apply for an advance ruling from the IRS with respect to the U.S. federal income tax consequences of the distribution. Opinions of counsel are not binding on the courts or the IRS, and the conclusions expressed in the opinion delivered to TXI could be challenged by the IRS.

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

U.S. tax law in effect at the time of the spin-off generally created a presumption that the spin-off would be taxable to TXI but not to its stockholders if we engage in, or enter into an agreement to engage in, a transaction (or series of transactions) that would result in a 50% or greater change by vote or by value in our stock ownership during the four-year period beginning on the date that begins two years before the distribution date, unless it is established that the transaction (or a series of transactions) is not pursuant to a plan related to the spin-off. United States Treasury regulations in effect at the time of the spin-off generally provided that whether an acquisition transaction and a spin-off transaction are part of a plan is determined based on all of the facts and circumstances, including specific factors listed in the regulations. In addition, the United States Treasury regulations provided certain “safe harbors” for acquisition transactions that are not considered to be part of a plan.

There are other restrictions imposed on us under current U.S. federal income tax laws for spin-offs and with which we will need to comply to preserve the favorable tax treatment of the distribution, such as continuing to own and manage our steel business and limitations on sales or redemptions of our common stock for cash or other property following the distribution.

In connection with the spin-off, we entered into a tax sharing and indemnification agreement with TXI. In the tax sharing and indemnification agreement, we agreed that, among other things, we will not take any actions that would result in any tax being imposed on the spin-off. Further, we may not repurchase any of our stock for two years following the spin-off except in certain circumstances permitted by the IRS guidelines. We may, however, take certain actions otherwise prohibited by the tax sharing and indemnification agreement if we provide TXI with an unqualified opinion of tax counsel or a private letter ruling from the IRS, acceptable to TXI, to the effect that these actions will not affect the tax-free nature of the spin-off. These restrictions could substantially limit our strategic and operational flexibility, including our ability to finance our operations by issuing equity securities, make acquisitions using equity securities, repurchase our equity securities, raise money by selling assets or enter into business combination transactions.

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

The ability to satisfy these indemnities if called upon to do so will depend upon our future financial strength and the future financial strength of each of our companies. We cannot determine whether we will have to indemnify TXI for any substantial obligations. We also cannot be assured that, if TXI has to indemnify us for any substantial obligations, TXI will have the ability to satisfy those obligations to us. If we are required to indemnify TXI and its subsidiaries, officers and directors for any obligations under the circumstances set forth above, we may be subject to substantial liabilities that could exceed our net equity value at that time.

Risks Related to Our Company

We face significant competition, and some of our competitors have resources in excess of our available resources.

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

Due to the high fixed cost nature of our business, our operating results may be significantly affected by relatively small changes in production volumes. In addition, some of our competitors are larger, have greater financial resources or lower cost structures than we do. As a result, these competitors may cope better with downward pricing pressure and adverse economic or industry conditions than we would. See “Business—Competition.”

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

The terms of the indentures governing our $300.0 million aggregate principal amount of 10% senior notes due July 15, 2013 (the “Senior Notes”), our senior secured revolving credit facility (the “Credit Facility”) and our other debt agreements allow us to issue and incur additional debt upon satisfaction of certain conditions. If new debt is added to current debt levels, the related risks described above could increase.

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

Various risks and events beyond our control could affect our ability to comply with these covenants and maintain financial tests and ratios. If we cannot comply with the financial covenants in our Credit Facility, we may not be able to borrow under this facility. In addition, failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. In addition, lenders may be able to terminate any commitments they make to supply us with further funds. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by these agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We may not be able to obtain waivers or amendments of our financing agreements, if necessary, at acceptable terms or at all.

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

Due to the high fixed cost nature of our business, interruptions in our production capabilities may cause our productivity and results of operations to decline significantly during the affected period. Our manufacturing processes are dependent upon critical pieces of equipment, such as our steel furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers. This equipment may, on occasion, be out of service as a result of unanticipated failures or damaged during accidents. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We also schedule periodic shut-downs to refurbish our steel production facilities. Any interruption in production capability may require us to make significant capital expenditures to remedy problems. In addition lost production time could have a negative effect on our profitability and cash flows.

Implementation of our growth strategy has certain risks.

As part of our growth strategy, we may expand existing facilities, build additional plants, acquire other steel assets, enter into joint ventures or form strategic alliances that we believe will expand or complement our existing business. If any of these transactions occur, they will likely involve some or all of the following risks:

•	the potential disruption of our ongoing business;

•	the diversion of resources and management’s time;

•	the inability of management to maintain uniform standards, controls, procedures and policies;

•	the difficulty of managing the operations of a larger company;

•	the risk of becoming involved in labor, commercial or regulatory disputes or litigation related to the new enterprise;

•	the risk of contractual or operational liability to joint venture participants or to third parties as a result of our participation;

•	the difficulty of competing for acquisitions and other growth opportunities with companies having greater financial resources than we; and

•	the difficulty of integrating the acquired operations and personnel into our existing business.

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

We entered into a tax sharing and indemnification agreement with TXI under which we agreed that, among other things, we may not, except in certain specified transactions, redeem our equity securities (or those of certain of our subsidiaries) for two years following the spin-off. Notwithstanding these restrictions, we may take certain actions otherwise prohibited by these covenants if we provide TXI with an IRS ruling or an unqualified opinion of tax counsel, acceptable to TXI, to the effect that these actions will not affect the tax-free nature of the spin-off.

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

A significant percentage of our sales are dependent on the overall level of construction activity since demand for structural steel is derived primarily from non-residential and industrial construction. Construction activity in this segment is cyclical and is influenced by prevailing economic conditions, including interest rate levels, inflation, consumer spending habits and employment. The demand for steel products is also generally affected by macroeconomic fluctuations in the U.S. and global economies. Fluctuations in the value of the dollar can be expected to affect our business because a strong U.S. dollar makes imported steel products less expensive, resulting in more imports into the U.S. by foreign competitors.

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

The domestic and global steel industry has in the past been generally characterized by overcapacity, which can have a negative impact on domestic steel prices. Global overcapacity has sometimes resulted in high levels of steel imports into the United States, exerting downward pressure on domestic steel prices and resulting in, at times, a dramatic reduction of gross margins. In addition, in the case of certain product applications, we and other steel manufacturers compete with manufacturers of other materials, including plastic, aluminum, graphite composites, ceramics, glass, wood and concrete. Product substitution could also have a negative impact on demand for steel products and place downward pressure on prices.

In recent years, imports of steel into the United States have adversely affected, and may again adversely affect, U.S. steel prices, which would impact our sales, margins and profitability.

Excessive imports of steel into the United States have in the past, and may again in the future, exerted downward pressure on U.S. steel prices and significantly reduce our sales, margins and profitability. U.S. steel producers compete with many foreign producers. Competition from foreign producers is typically strong, but it increases during some periods as a result of an excess of foreign steelmaking capacity, periodic weakening of the economies of certain foreign steelmaking countries, and a strong U.S. dollar relative to foreign currencies.

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

In addition, we believe the downward pressure on, and depressed levels of, U.S. steel prices in past years, have been, and may again in the future be, further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are often influenced to a greater degree by political and economic policy considerations than by prevailing market conditions or consideration of profit or loss. For example, between 1998 and 2001, when imports of structural and bar products increased dramatically, domestic steel producers, including us, were adversely affected by unfairly priced or “dumped” imported steel.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

Our Midlothian, Texas steel plant is situated on approximately 1,400 acres that we own. The plant and other buildings occupy approximately 1,100,000 square feet. Our Texas plant has two electric arc furnaces with three continuous casters that feed billets to a bar mill, a medium structural mill and a large structural mill. Our Dinwiddie County, Virginia plant is situated on approximately 840 acres that we own. The plant and other buildings occupy approximately 800,000 square feet. Our Virginia plant has one electric arc furnace and in-line processing units consisting of two near-net shape casters and a sophisticated rolling mill.

ITEM 3. LEGAL PROCEEDINGS.

The information required by this item is included in the section of the Notes to Consolidated Financial Statements footnote entitled “Legal Proceedings and Contingent Liabilities” presented in Item 8 and incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock, Stockholders and Dividends.

The principal market for our common stock is the Nasdaq Global Select Market System. Our common stock is listed on the Nasdaq Global Select Market System under the symbol “CHAP.” On July 12, 2006, our board of directors approved a stock split effected in the form of a 100% common stock dividend. The distribution date was September 1, 2006. The par value of our common stock remained $0.01 per share. The price of our common stock on July 16, 2007 was $83.80. The following table sets forth, on a per share basis for the periods indicated, the high and low stock prices as reported by the Nasdaq Global Select Market System, adjusted for the common stock dividend. Our common stock began trading on a “when issued” basis on July 22, 2005, therefore, no information regarding high and low sales prices for prior periods is available.

	Quarter Ended
2007	Aug. 31	Nov. 30	Feb. 28	May 31
Stock Prices
High	$38.20	$47.05	$52.50	$75.60
Low	25.30	32.60	42.01	46.08

2006
Stock Prices
High	$11.50	$13.75	$23.36	$36.69
Low	6.25	10.55	12.42	20.38

As of July 16, 2007, we had 1,871 common stockholders of record.

On October 11, 2006, the Company’s board of directors initiated a quarterly cash dividend of $0.10 per common share. Dividends of $14.0 million were paid to stockholders in the fiscal year ended May 31, 2007. The declaration and payment of dividends are subject to the discretion of our board of directors. Any future determination to pay dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by our board of directors. Our Credit Facility and our Senior Notes limit our ability to pay dividends. See “Risk Factors—Risks Related to Our Company.” We paid a cash dividend of $341.1 million to TXI on July 6, 2005.

Stock Performance.

The line graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock. The graph assumes reinvestment of dividends, if any, and sets forth the cumulative total return of our common stock and the cumulative total return of (i) The Nasdaq Composite Index, (ii) The S&P Steel Index and (iii) a “peer” group selected by us for the period from July 29, 2005 through May 31, 2007. The companies that comprise the peer group referenced in the following graph include Nucor Corporation, Steel Dynamics, Inc, Oregon Steel Mills, Inc., Commercial Metals Company, and IPSCO Inc. The returns shown on the graph are not necessarily indicative of future performance.

Issuer Purchases of Equity Securities.

We did not repurchase any shares of our common stock during the quarter ended May 31, 2007.

Equity Compensation Plan Information.

The following table summarizes our equity compensation plans described in Note 7 in the Notes to Consolidated Financial Statements in Item 8 of this Report as of July 16, 2007.

Plan Category	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans Approved by Stockholders	2,399,887	$10.31	3,943,594
Equity Compensation Plans Not Approved by Stockholders	n/a	n/a	n/a
Total	2,399,887	$10.31	3,943,594

Stockholders Rights Plan.

On July 21, 2005, we adopted a stockholders rights plan (the “Rights Agreement”). Pursuant to the Rights Agreement, we declared a dividend of rights (the “Rights”) to purchase, upon the occurrence of certain events, one-half of one-thousandth of a share of the Series A Junior Participating Preferred Stock, par value $0.01 per share (“Preferred Stock”), for each outstanding share of our common stock. Until the Rights become exercisable, all further issuances of common stock, including common stock issuable upon exercise of outstanding options, will include issuances of Rights. The Rights will be exercisable at $90.00 per one-half of one-thousandth of a share of Preferred Stock. The Rights will expire on July 29, 2015 unless extended or unless the Rights are earlier redeemed or exchanged by us.

The Rights are not exercisable, nor are they transferable apart from our common stock, until the earlier of (a) the tenth day after such time as a person or group acquires beneficial ownership of 15% of our common stock or (b) the tenth business day (unless extended by our board of directors) after a person or group announces its intention to commence or commences a tender or exchange offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of our common stock. The earlier of these dates is referred to as the “Distribution Date.” As soon as practicable after the Distribution Date, separate right certificates will be issued and the Rights will become exercisable and transferable apart from our common stock.

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

In connection with the execution of the Merger Agreement, on July 10, 2007, the Company entered into an Amendment (the “Rights Agreement Amendment”) to its Rights Agreement, dated as of July 29, 2005, by and between the Company and Mellon Investor Services LLC for the purpose of amending the Rights Agreement to render it inapplicable to the Merger Agreement, the Merger and the other transactions contemplated thereby.

ITEM 6. SELECTED FINANCIAL DATA.

Set forth below is selected consolidated financial and other data for each of the five fiscal years in the period ended May 31, 2007. On July 12, 2006, the Company’s board of directors approved a stock split effected in the form of a 100% common stock dividend which was distributed on September 1, 2006. The historical share and per share amounts have been retroactively adjusted to reflect the stock dividend for all periods presented. The consolidated balance sheet data as of May 31, 2007 and 2006 and consolidated statement of operations for each of the three fiscal years in the period ended May 31, 2007, have been derived from our audited consolidated financial statements included in Item 8. The consolidated balance sheet data as of May 31, 2005, 2004 and 2003 and consolidated statements of operations for the fiscal years ended May 31, 2004 and 2003 have been derived from our audited consolidated financial statements. For all periods prior to July 30, 2005, the consolidated financial statements reflect transactions with TXI and its affiliates on the basis determined by TXI. You should read the information presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in Item 8.

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

	Fiscal Years Ended May 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$1,722,918	$1,466,729	$1,116,376	$905,324	$645,991
Costs and expenses (income):
Cost of products sold	1,247,380	1,161,173	925,766	842,228	673,597
Selling, general and administrative	57,076	46,652	28,730	30,173	23,913
Interest	31,805	32,015	47,275	49,597	51,027
Other income, net	(20,073)	(12,457)	(5,605)	(7,677)	(1,967)

	1,316,188	1,227,383	996,166	914,321	746,570

Income (loss) before income taxes and accounting change	406,730	239,346	120,210	(8,997)	(100,579)
Income taxes (benefit)	137,436	82,210	42,090	(3,199)	(36,517)

Income (loss) before accounting change	269,294	157,136	78,120	(5,798)	(64,062)
Cumulative effect of accounting change—net of income taxes	—	—	—	480	—

Net income (loss)	$269,294	$157,136	$78,120	$(5,318)	$(64,062)

Basic earnings (loss) per share:
Income (loss) before accounting change	$5.78	$3.43	$1.71	$(.13)	$(1.40)
Cumulative effect of accounting change	—	—	—	.01	—

Net income (loss)	$5.78	$3.43	$1.71	$(.12)	$(1.40)

Diluted earnings (loss) per share:
Income (loss) before accounting change	$5.57	$3.32	$1.71	$(.13)	$(1.40)
Cumulative effect of accounting change	—	—	—	.01	—

Net income (loss)	$5.57	$3.32	$1.71	$(.12)	$(1.40)

Cash dividends per common share (2)	$.30	—	—	—	—

Average shares outstanding:
Basic (1)	46,534	45,839	45,607	45,607	45,607

Diluted (1)	48,312	47,323	45,607	45,607	45,607

Balance Sheet Data (at end of period) (2)
Cash and cash equivalents	$47,002	$42,583	$9,287	$8,575	$3,328
Short-term investments	396,400	164,000	—	—	—
Working capital	706,774	428,201	324,811	184,523	139,926
Property, plant and equipment—net	568,014	593,977	627,253	650,463	686,767
Total assets	1,517,741	1,229,522	1,152,242	1,035,925	986,430
Long-term debt	300,000	300,000	—	—	—
Long-term payable to Texas Industries, Inc.	—	—	543,246	543,246	543,246
Stockholders’ equity	928,781	668,506	351,520	270,801	276,118

Other Financial Data:
Units shipped (tons)
Structural	1,935	1,916	1,426	1,637	1,464
Bar	336	415	369	449	360

Total units shipped	2,271	2,331	1,795	2,086	1,824

(1)	Earnings (loss) per share information for all periods presented prior to July 30, 2005 has been computed based on the number of shares of our common stock issued to TXI as of July 29, 2005.
(2)

In connection with our spin-off from TXI on July 29, 2005, we entered into a $150 million, senior secured revolving credit facility (subsequently reduced to $75 million on April 10, 2007 at our request), issued $300 million of 10% senior unsecured notes and paid a dividend of $341.1 million to TXI.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with the consolidated financial statements and the corresponding notes included in Item 8. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements.” Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. See “Risk Factors.”

On April 25, 2007, we announced that our Board of Directors had initiated a review of strategic alternatives. We retained Goldman, Sachs & Co. to assist in the review. During the process, we considered a full range of possible alternatives including strategic partnerships, mergers, acquisitions, sale or recapitalizations.

On July 10, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gerdau Ameristeel Corporation, a Canadian corporation (“Parent”), and GVC, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), and for certain purposes, Gerdau, S.A., a Brazilian corporation (the “Guarantor”). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into us, and as a result the Company will continue as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”).

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (the “Common Stock”), other than (i) shares of Common Stock held by Parent or Merger Sub or any wholly owned subsidiary of Parent or Merger Sub, (ii) shares of Common Stock held in our treasury or by any of our wholly owned subsidiaries and (iii) shares of Common Stock owned by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be converted into the right to receive $86.00 in cash, without interest. See “Recent Developments.”

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

Our sales prices closely track domestic steel industry sales prices and are market based. Domestic demand for structural steel is derived primarily from non-residential (including industrial) construction. Therefore, a significant percentage of our sales are attributable to the level of non-residential construction activity in the United States. The level of activity in non-residential construction is cyclical and is influenced by prevailing economic conditions, including interest rate levels, inflation, consumer spending habits and employment. In addition, we compete in a global steel industry and domestic prices are significantly influenced by global industry prices. The global steel industry has at times in the past been characterized by overcapacity, which can result in high levels of steel imports into the United States, exerting downward pressure on domestic steel prices. In the recent past, increased world-wide steel demand and the relatively weak U.S. dollar have helped curb imports into the United States. These domestic and global factors have combined to produce historically high selling prices.

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

Steel mini-mills consume large amounts of electricity and natural gas. The electric industry has been deregulated in Texas since January 2002. The Texas plant purchases electricity through a local retail electric provider using various long and short term supply arrangements. We have entered into agreements to purchase minimum amounts of electricity and natural gas for our Texas facility. As of May 31, 2007, our commitments under these agreements extend through October 2007 for electricity and January 2008 for natural gas which will allow our production facility to operate without the threat of interruption caused by volatile energy prices during the summer months and the majority of the Gulf Coast hurricane season. Electricity for the Virginia plant is purchased through the local utility under an interruptible supply contract with periodic adjustments for fuel costs. Natural gas is purchased from local gas marketers and delivered to our plants through local transportation agreements. Historically, we have not used financial instruments to mitigate price fluctuations on such purchases, however we may use such financial instruments when appropriate. We believe adequate supplies of electricity and natural gas are readily available, although some fluctuations will occur.

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

TXI, through one of its subsidiaries, previously provided us with common carrier services, transporting finished product to our customers and backhauling materials and supplies for us. For periods prior to July 30, 2005, these costs have been included in cost of products sold in the consolidated statements of operations and were none in 2007, $0.6 million in 2006 and $6.6 million in 2005. We believe the rates charged to us by TXI for transportation services prior to July 30, 2005, approximate the rates that would have been charged by third parties. For periods subsequent to July 29, 2005, we are utilizing assets transferred to us by TXI to operate our own common carrier service.

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

At various times, items of intercompany indebtedness were settled between and among us and our subsidiaries and TXI and its subsidiaries. These intercompany accounts were settled through offsets, contributions of such indebtedness to our capital and other non-cash transfers. TXI has contributed $497.2 million to us and our subsidiaries’ capital.

Results of Operations

Fiscal Year 2007 Compared to Fiscal Year 2006.

	Fiscal Years Ended May 31,
	2007	2006	Change	% Change
	(in thousands, except per ton data)
Net sales
Structural mills	$1,352,961	$1,103,075	$249,886	22.7%
Bar mill	221,495	239,886	(18,391)	(7.7)%
Other products	57,978	41,871	16,107	38.5%
Delivery fees	90,484	81,897	8,587	10.5%

Total	$1,722,918	$1,466,729	$256,189	17.5%

Units shipped (tons)
Structural	1,935	1,916	19	1.0%
Bar	336	415	(79)	(19.0)%

Total	2,271	2,331	(60)	(2.6)%

Average sales price per ton
Structural	$699	$576	$123	21.4%
Bar	660	578	82	14.2%
Total	693	576	117	20.3%
Net sales	$1,722,918	$1,466,729	$256,189	17.5%
Costs and expenses (income)
Cost of products sold	1,247,380	1,161,173	86,207	7.4%
Selling, general and administrative	57,076	46,652	10,424	22.3%
Interest	31,805	32,015	(210)	(0.7)%
Other income, net	(20,073)	(12,457)	(7,616)	61.1%

	1,316,188	1,227,383	88,805	7.2%

Income before income taxes	406,730	239,346	167,384	69.9%
Income taxes	137,436	82,210	55,226	67.2%

Net income	$269,294	$157,136	$112,158	71.4%

Net sales. During 2007, our net sales increased $256.2 million to a record level of $1.7 billion. Shipments of 2.3 million tons decreased 2.6% from the record levels in the prior year period. Shipping volumes of bar products were 19.0% lower compared to the prior year period as production was shifted to higher margin products. Average selling price for structural products were $123 per ton higher than the prior year period reflecting the strong demand in both domestic and international markets. Average selling prices for bar products increased 14.2% from the prior year period reflecting a higher percentage of special bar quality shipments and overall improved pricing. The weak dollar and relatively high transportation costs continue to be a deterrent to imports that currently account for approximately 10% of total domestic supply. The increase in pricing accounted for approximately $266.1 million of increased net sales, while the decrease in shipping volumes for structural and bar products accounted for approximately $34.6 million of decreased net sales. Net sales of other products increased by $16.1 million to $58.0 million due to higher selling prices for non-ferrous metals. Delivery fees increased by 10.5% due primarily to higher fuel costs.

Cost of products sold. Cost of products sold, including depreciation and amortization, was $1.2 billion, an increase of $86.2 million from 2006. The increase was due primarily to a 9.4% increase in per ton costs offset by a 2.6% decrease in shipments from the prior year. Per ton scrap costs were 18.9% higher due to rising domestic and international demand. Per ton natural gas costs decreased 22% and per ton electricity costs decreased 16% from the prior year period due to lower natural gas prices and the short-term energy contract at the Texas facility.

Selling, general and administrative. Selling, general and administrative expense increased $10.4 million from the prior year period primarily due to increases in incentive expense of $4.2 million due to increased profits, compensation expense of $2.0 million, equity compensation expense of $2.2 million and net financial security plan expense of $1.0 million.

Interest. Interest expense of $31.8 million decreased $0.2 million from the prior year period and was reflective of our capitalization structure described in Note 5 of the consolidated financial statements. Under our current debt structure, we anticipate interest expense to be unchanged in 2008.

Other income, net. Other income, net increased by $7.6 million to $20.1 million primarily due to an increase in interest income of $9.1 million partially offset by lower miscellaneous sales.

Income taxes. The provision for income taxes of $137.4 million increased $55.2 million from the prior year due to the increase in pretax results. On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) became law. Among other provisions, the Jobs Creation Act allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. For financial reporting purposes, any deductions for qualified domestic production activities are accounted for as a special deduction rather than as a rate reduction. Accordingly, we recorded a deduction of $12.2 million in 2007. We had an effective tax rate of 33.8% for the current period compared to 34.3% for the prior year period.

As of May 31, 2007, we had $507.4 million in Virginia state net operating loss carryforwards that begin to expire in 2020. We also had Virginia state credits to offset future income tax liabilities of $41.9 million that begin to expire in 2018 and $10 million of credits that do not expire. We had net Virginia state deferred tax assets of $42.0 million at May 31, 2007 and $47.4 million at May 31, 2006. Because of our limited history of generating taxable income in Virginia, management currently cannot conclude that it is more likely than not that this net state deferred tax asset will be realized. Therefore, a valuation allowance has been recorded to fully reserve the amount of the net state deferred tax assets. However, if current levels of taxable income in Virginia are sustained in future periods, management may be able to conclude that a reduction in the valuation allowance is appropriate.

Net income. Net income increased from $157.1 million to $269.3 million from the prior year period primarily due to the increase in selling prices discussed above.

Results of Operations

Fiscal Year 2006 Compared to Fiscal Year 2005.

	Fiscal Years Ended May 31,
	2006	2005	Change	% Change
	(in thousands, except per ton data)
Net sales
Structural mills	$1,103,075	$790,789	$312,286	39.5%
Bar mill	239,886	238,934	952	0.4%
Other products	41,871	32,254	9,617	29.8%
Delivery fees	81,897	54,399	27,498	50.5%

Total	$1,466,729	$1,116,376	$350,353	31.4%

Units shipped (tons)
Structural	1,916	1,426	490	34.4%
Bar	415	369	46	12.5%

Total	2,331	1,795	536	29.9%

Average sales price per ton
Structural	$576	$555	$21	3.8%
Bar	578	647	(69)	(10.7)%
Total	576	574	2	0.3%
Net sales	$1,466,729	$1,116,376	$350,353	31.4%
Costs and expenses (income)
Cost of products sold	1,161,173	925,766	235,407	25.4%
Selling, general and administrative	46,652	28,730	17,922	62.4%
Interest	32,015	47,275	(15,260)	(32.3)%
Other income, net	(12,457)	(5,605)	(6,852)	122.2%

	1,227,383	996,166	231,217	23.2%

Income before income taxes	239,346	120,210	119,136	99.1%
Income taxes	82,210	42,090	40,120	95.3%

Net income	$157,136	$78,120	$79,016	101.1%

Net sales. During 2006, our net sales increased $350.4 million to a level of $1.5 billion. Shipments increased 29.9% to a level of 2.3 million tons, as domestic and international demand for structural products remained strong causing our levels of finished goods inventory to decline to historical lows as of May 31, 2006. Shipping volumes of bar products were 12.5% higher compared to the prior year period. The weak dollar and high transportation costs continue to be a deterrent to imports that currently account for approximately 10% of total domestic supply. Average selling prices for structural products increased $21 from the prior year period also reflecting the strong demand. Average selling prices for bar products decreased 10.7% from the prior year period reflecting a lower percentage of special bar quality shipments. The increase in shipping volumes accounted for approximately $307.3 million of increased net sales, while increased pricing for structural and bar products accounted for approximately $6.0 million of increased net sales. Delivery fees increased by 50.5% due to the increase in shipments and higher fuel costs.

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

Interest. Interest expense of $32.0 million decreased $15.3 million from the prior year period and was reflective of our capitalization structure described in Note 5 of the consolidated financial statements. Interest was charged on the balance due TXI that primarily resulted from cash advances received for the construction of production facilities until our current capital structure was put in place in July 2005.

Other income, net. Other income, net increased by $6.9 million to $12.5 million due to higher miscellaneous sales and interest income in the current year period.

Income taxes. The provision for income taxes of $82.2 million increased $40.1 million from the prior year due to the increase in pretax results and a lower effective tax rate. The primary reason that the tax rate differed from the 35% statutory corporate rate is a deduction of $6.1 million for qualified domestic production activities. In addition, we recorded a net state deferred tax liability of $0.7 million in 2006 primarily due to a new tax law enacted in May 2006. Our current tax provision will be affected by this legislation commencing in 2007. We had an effective tax rate of 34.3% for the current period compared to 35.0% for the prior year period.

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

Inventories. Inventories are stated at the lower of cost or market. Cost of inventories, other than supplies inventories, is determined using the last-in, first-out method of accounting. If the average cost method (which approximates current replacement cost) had been used, these inventory values would have been higher by $71.5 million at May 31, 2007 and $51.5 million at May 31, 2006. Supplies primarily consist of rolls and molds, which are used in the manufacturing process, and are carried at average cost. Management evaluates the current trend of selling prices and estimates market value based on expected near-term selling prices.

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

Income Taxes. We use the liability method of recognizing and classifying deferred income taxes. We were included in the consolidated income tax returns of TXI for periods prior to the spin-off and will file stand alone returns for subsequent periods. However, the provision for income taxes for the periods presented has been determined as if we had filed separate tax returns. We provide valuation allowances to reduce deferred tax assets when management cannot conclude that it is more likely than not such amounts will be realized.

Stock-based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We adopted SFAS No. 123R effective June 1, 2006 using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Financial information for periods prior to the date of adoption of SFAS No. 123R are not restated. We utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options and awards of equity instruments to employees and directors. As of May 31, 2007, the total future compensation cost related to previous grants of stock options to be recognized in the statement of operations following the adoption of FAS 123(R) was $5.3 million over a weighted average of 1.9 years. As of May 31, 2007, the total unrecognized compensation cost related to non-vested restricted stock of $0.3 million is expected to be recognized over a weighted-average period of four months.

New Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 will be effective as of June 1, 2008. We are evaluating this interpretation, but we do not presently anticipate its adoption will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, which requires employers to fully recognize the funded status of single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements, recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic costs, measure defined benefit plan assets and obligations as of the date of their fiscal year-end statement of financial position, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement of SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements is effective as of the end of our fiscal year ended May 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position will be effective for our fiscal year ending May 31, 2008. We are evaluating this interpretation, but we do not presently anticipate its adoption will have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” The new rules will be effective for the Company in the fiscal year beginning June 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is evaluating this interpretation, but does not expect that its adoption will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. The adoption had no impact on our consolidated financial statements.

Financial Condition, Liquidity and Capital Resources

Net working capital of $706.8 million at May 31, 2007 increased $278.6 million from May 31, 2006, reflecting a $312.4 million increase in current assets and a $33.8 million increase in current liabilities. Significant changes in the components of current assets included an increase in short-term investments of $232.4 million as a result of improved operating results. Accounts receivable-net increased $30.8 million due to a higher daily sales rate in May 2007 compared to May 2006 and a $3.3 million federal income tax claim at May 31, 2007. Inventories increased $47.0 million as volumes increased from the low May 2006 levels. Trade accounts payable increased $24.8 million due to higher volumes of raw material purchases in the month of May 2007.

Net working capital at May 31, 2006 increased $103.4 million to $428.2 million from May 31, 2005. Significant changes in the components of current assets included increases in cash and cash equivalents of $33.3 million and short-term investments of $164.0 million reflecting our higher net income in 2006. Accounts receivable-net increased $32.3 million due to higher sales in the month of May 2006 compared to May 2005. Inventories declined $86.4 million as a significant increase in shipments exceeded production levels in the current period. All net balances with TXI were contributed to our capital during 2006. Prepaid expenses and other current assets decreased primarily due to a $4.5 million decrease in unamortized shutdown costs, which are amortized over the benefited period, typically 12 months. The trade accounts payable decreased $39.0 million in returning to a more normalized level of $50.0 million. Accrued wages, taxes and other items increased $34.5 million primarily due to increases in employee wages and benefits of $14.0 million (due to increased employee incentive compensation), interest payable of $11.4 million and income taxes payable of $6.3 million. Interest and income taxes payable were previously settled through intercompany accounts with TXI.

In June 2005, we used $50.0 million of borrowings from our Credit Facility and the net proceeds from our Senior Notes to pay a cash dividend of $341.1 million to TXI on July 6, 2005 in connection with the spin-off. We had no outstanding borrowings under the Credit Facility during 2007; however, $3.2 million of the facility was utilized to support letters of credit at May 31, 2007. The amount borrowed under the Credit Facility will fluctuate based on our cash flow and working capital needs.

In addition to cash and cash equivalents of $47.0 million and short-term investments of $396.4 million at May 31, 2007, our primary sources of liquidity are cash provided from operations and borrowings available under the Credit Facility. We fund working capital requirements and capital expenditures primarily with cash from operations. In addition, we lease certain mobile and other equipment used in our operations under operating leases that in the normal course of business are renewed or replaced by subsequent leases.

On June 16, 2005, we entered into our senior secured revolving credit facility (the “Credit Facility”) which provides up to $150.0 million of available borrowings. On April 10, 2007, at our request, we and our lenders entered into the First Amendment to the Credit Facility (the “Amendment”) which reduced our borrowing capacity from $150.0 million to $75.0 million and increased the sub-limit for letters of credit from $25.0 million to $37.5 million. The terms of the Amendment are substantially identical to our original Credit Facility. Any outstanding letters of credit are deducted from the borrowing availability under the Credit Facility. Amounts drawn under the Credit Facility bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on our leverage ratio. The commitment fee calculated on the unused portion of the Credit Facility ranges from 0.25% to 0.5% per year based on our leverage ratio. The Credit Facility matures June 16, 2010 and may be terminated by us at any time. The Credit Facility is secured by security interests in all of our existing and future accounts and inventory, certain related personal property and in all of the equity interest in our present and future domestic subsidiaries and 66% of the equity interest in our present and future foreign subsidiaries. The Credit Facility contains covenants restricting, among other things, prepayment or redemption of our other debt, distributions, dividends, and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. We are required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios.

In addition, on July 6, 2005, we issued $300.0 million aggregate principal amount of 10% senior notes due July 15, 2013 (the “Senior Notes”). The Senior Notes are unsecured and will effectively be subordinated in right of payment to all of our existing and future senior secured debt, including borrowings under our Credit Facility. Interest is due semi-annually on January 15th and July 15th. The indenture governing the Senior Notes contains covenants limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets or the assets of our subsidiaries. As of May 31, 2007, we were in compliance with all loan covenants.

Cash flows

In 2007, net cash provided by operating activities increased $12.7 million to $273.5 million compared to the prior year period. Net income and the related effect of deferred income taxes increased cash flows $105.1 million compared to the prior year period. A decrease in cash provided by changes in inventories of $133.4 million was due to higher comparative volumes at May 31, 2007 and a depletion in finished goods inventory levels in the prior year. Cash provided by the change in accounts payable increased $63.8 million primarily due to higher raw material purchases in May 2007. We expect to incur approximately $20 million of additional federal income tax payments over the next five years due to depreciation timing differences.

In periods prior to July 30, 2005, net cash provided by operating activities included the effects of TXI’s centralized cash management program for all of its subsidiaries, through which we received advances from and made transfers to TXI depending on our cash requirements. These transactions were treated as amounts payable to and receivable from TXI.

In 2006, net cash provided by operating activities increased $235.7 million to $260.8 million compared to the prior year. An increase in cash provided by changes in inventories of $155.5 million was due to higher shipping volumes in 2006 compared to our inventories which were increasing in 2005 in anticipation of increased demand. Net income and the related effect of deferred income taxes provided increased cash flows of $46.2 million in 2006 compared to 2005. Cash provided by the change in accrued wages, taxes and other items increased $32.4 million primarily due to increases in employee wages and benefits of $14.0 million (due to increased employee incentive compensation), interest payable of $11.4 million and income taxes payable of $6.3 million.

In 2005, net cash provided by operating activities increased $5.8 million to $25.1 million compared to the prior year. Net income and the related effect of deferred income taxes increased cash flows $103.1 million, which was offset predominately by an increase in cash used for inventories of $69.1 million due to higher raw material costs and volumes. The change in accounts receivable, trade accounts payable and amounts payable to and receivable from TXI reflected the termination of an agreement to sell trade receivables.

Net cash used by investing activities was $255.5 million in 2007. Purchases of available-for-sale securities used cash of $14.2 billion and sales of available-for-sale securities provided cash of $14.0 billion in 2007. Capital expenditures were $22.2 million in 2007. Capital expenditures for normal replacement and improvement of our existing equipment are currently estimated to be approximately $50 million over the next 12 months.

Net cash used by investing activities was $181.3 million in 2006 and $27.0 million in 2005. Purchases of available-for-sale securities used cash of $3.2 billion and sales of available-for-sale securities provided cash of $3.0 billion in 2006. Capital expenditures were $16.4 million in 2006 and $26.6 million in 2005.

Net cash provided (used) by financing activities consisted of the issuance of common stock for the exercise of stock options of $4.7 million and a tax benefit from the exercise of stock options and awards of $5.2 million in the current year period. On October 11, 2006, our board of directors initiated a quarterly cash dividend of $0.10 per common share. Dividends of $14.0 million were paid to stockholders during 2007. On October 11, 2006, our board of directors approved a stock repurchase program authorizing the repurchase of up to $100 million of our common stock. We repurchased 213,800 shares of our common stock at a cost of $9.5 million in 2007.

Net cash provided (used) by financing activities was $46.2 million in 2006 which consisted of long-term borrowings of $350.0 million, debt retirements of $50.0 million and debt issuance costs of $9.5 million under our loan agreements described above. In 2006, the issuance of common stock for the exercise of stock options provided cash of $2.1 million. In conjunction with our spin-off, we paid a cash dividend to TXI of $341.1 million in the current year period. The tax benefit from the exercise of stock options was $2.3 million in 2006 and $2.6 million in 2005.

We believe the net cash provided by our operating activities, supplemented as necessary with borrowings under the Credit Facility, and existing cash and cash equivalents and short-term investments will provide sufficient resources to meet our working capital requirements, debt service and other cash needs over the next year.

Contractual obligations

The following table summarizes our future payments under material contractual obligations to third parties at May 31, 2007 (in thousands):

	Total	2008	2009	2010	2011	2012	After 2012
Long-term debt	$300,000	$—	$—	$—	$—	$—	$300,000
Interest on long-term debt	184,415	30,219	30,218	30,218	30,010	30,000	33,750
Processed gas supply contracts	34,128	6,107	6,107	6,108	6,107	6,108	3,591
In-plant mill services	19,035	4,786	4,786	4,785	3,660	284	734
Short-term energy	37,025	37,025	—	—	—	—	—
Defined benefit plan	53,339	277	487	966	1,046	1,065	49,498
Asset retirement	16,610	133	146	161	178	94	15,898
Operating leases	3,426	558	504	503	501	100	1,260

Total	$647,978	$79,105	$42,248	$42,741	$41,502	$37,651	404,731

We have entered into an agreement to purchase a minimum monthly amount of processed gases for use at our Texas facility at a base price adjusted quarterly based on a percentage change in the producer price index. The gases are produced from a facility located at our Texas facility and owned and operated by an independent third-party. This agreement expires in August 2012. At May 31, 2007, the minimum monthly charge was approximately $0.4 million. We entered into a similar agreement to purchase processed gases for use at our Virginia facility with the same third-party which expires in December 2014. The agreement specifies that we will purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based on a similar formula. At May 31, 2007, the minimum monthly charge was approximately $0.1 million. We believe our minimum purchase requirements will be satisfied by our consumption of the products in the normal course of our business.

We have entered into an agreement to purchase a minimum monthly amount of mill services at our Texas facility. This agreement expires in December 2014. At May 31, 2007, the minimum monthly charge was approximately $24,000. We have entered into a similar agreement to purchase a minimum monthly amount of mill services for our Virginia facility. This agreement expires in February 2011. At May 31, 2007, the minimum monthly charge was approximately $0.4 million. We believe that our minimum purchase requirements will be satisfied by our consumption of the services in the normal course of our business.

We have entered into agreements to purchase minimum amounts of electricity and natural gas for our Texas facility. Total commitments under these agreements were $37.0 million at May 31, 2007. As of May 31, 2007, our commitments under these agreements extend through October 2007 for electricity and January 2008 for natural gas which will allow our Texas facility to operate without the threat of interruption caused by volatile energy prices during the summer months and the majority of the Gulf Coast hurricane season. We believe our purchase requirements will be satisfied by our consumption of these energy sources in the normal course of our business.

On July 21, 2005, our board of directors approved the Chaparral Steel Company financial security plan (“FSP”) a non-qualified defined benefit plan providing death and retirement benefits to our executive and key managerial employees who are invited and elect to participate. The plan is contributory but not funded.

Our asset retirement obligations represent the estimated undiscounted costs for legal obligations associated with the retirement of long-lived assets. We lease certain mobile and other equipment, office space and other items, which in the normal course of business are renewed or replaced by subsequent leases. Total expense for such operating leases and short-term rentals amounted to $2.9 million in 2007, $1.7 million in 2006 and $2.0 million in 2005.

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

Inflation. Inflation has not had a material effect on our results of operations during the three years in the period ended May 31, 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

We have not entered into derivatives or other financial instruments for trading or speculative purposes.

On July 6, 2005, we entered into our senior secured revolving credit facility (the “Credit Facility”) which provided up to $150 million of available borrowings. On April 10, 2007 at our request, we and our lenders entered into the First Amendment to the Credit Facility (the “Amendment”) which reduced its borrowing capacity from $150.0 million to $75.0 million and increased the sub-limit for letters of credit from $25.0 million to $37.5 million. The terms of the Amendment are substantially identical to our original Credit Facility. Amounts drawn under the Credit Facility bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.50% and the prime rate) plus a margin of up to 1.00%. The interest rate margins are subject to adjustments based on our leverage ratio. Accordingly, fluctuations in interest rates will impact the interest we pay on borrowings under this Credit Facility. On July 6, 2005, we also issued $300 million aggregate principal amount of fixed-rate 10% senior unsecured notes. Although fluctuations in interest rates will not impact the interest we pay on this debt, it would impact the fair value of this debt.

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

Steel mini-mills consume large amounts of electricity and natural gas. The electric industry has been deregulated in Texas since January 2002. Our Texas plant purchases electricity through a local retail electric provider using various long and short term supply arrangements. Electricity for our Virginia plant is purchased through the local utility under an interruptible supply contract with periodic adjustments for fuel costs. Natural gas is purchased from local gas marketers and delivered to our plants through local transportation agreements. Historically, we have not used financial instruments to mitigate price fluctuations on such purchases; however, in the future we may use such financial instruments when appropriate.

We have not engaged in formal hedging activities to mitigate risks associated with fluctuations in currency values, but we do periodically review the potential impact of this risk to ensure that the risk of significant potential losses is minimized.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Chaparral Steel Company

We have audited the accompanying consolidated balance sheets of Chaparral Steel Company and subsidiaries (the Company) as of May 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chaparral Steel Company and subsidiaries at May 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in fiscal year 2007 the Company adopted Statement of Financial Accounting Standard No. 123(R) “Share-Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chaparral Steel Company and subsidiaries’ internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 20, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Dallas, Texas

July 20, 2007

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$47,002	$42,583
Short-term investments	396,400	164,000
Accounts receivable—net	190,539	159,721
Inventories	206,826	159,803
Prepaid expenses and other current assets	5,183	7,465

Total current assets	845,950	533,572

Other assets:
Goodwill	85,166	85,166
Investments and deferred charges	18,611	16,807

	103,777	101,973

Property, plant and equipment:
Land and land improvements	97,162	96,926
Buildings	57,862	55,570
Machinery and equipment	1,046,385	1,032,697
Construction in progress	31,281	28,867

	1,232,690	1,214,060
Less depreciation	664,676	620,083

	568,014	593,977

	$1,517,741	$1,229,522

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$74,795	$49,979
Accrued wages, taxes and other liabilities	64,381	55,392

Total current liabilities	139,176	105,371

Deferred income taxes and other credits	149,784	155,645
Long-term debt	300,000	300,000
Stockholders’ equity:
Common stock, $0.01 par value	472	462
Additional paid-in capital	722,121	707,573
Retained earnings (deficit)	215,783	(39,529)
Treasury stock	(9,595)	—

Total stockholders’ equity	928,781	668,506

	$1,517,741	$1,229,522

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended May 31,
	2007	2006	2005
Net sales	$1,722,918	$1,466,729	$1,116,376
Costs and expenses (income):
Cost of products sold	1,247,380	1,161,173	925,766
Selling, general and administrative	57,076	46,652	28,730
Interest	31,805	32,015	47,275
Other income, net	(20,073)	(12,457)	(5,605)

	1,316,188	1,227,383	996,166

Income before income taxes	406,730	239,346	120,210
Income taxes	137,436	82,210	42,090

Net income	$269,294	$157,136	$78,120

Earnings per share:
Basic	$5.78	$3.43	$1.71

Diluted	$5.57	$3.32	$1.71

Average shares outstanding:
Basic	46,534	45,839	45,607

Diluted	48,312	47,323	45,607

Cash dividends per share	$.30	$—	$—

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended May 31,
	2007	2006	2005
Operating activities:
Net income	$269,294	$157,136	$78,120
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	47,958	50,116	48,881
Deferred income taxes	(6,337)	741	33,572
Stock compensation expense	3,755	698	24
Other—net	(691)	1,852	800
Changes in operating assets and liabilities
Accounts receivable-net	(30,818)	(32,338)	(24,211)
Inventories	(47,023)	86,420	(69,063)
Prepaid expenses and other current assets	2,029	3,914	(4,290)
Accounts payable	24,816	(39,001)	33,920
Accrued wages, taxes and other liabilities	8,742	35,912	3,548
Other credits	1,726	5,651	16
Receivable from or payable to TXI	—	(10,286)	(76,227)

Net cash provided by operating activities	273,451	260,815	25,090

Investing activities:
Capital expenditures	(22,184)	(16,424)	(26,581)
Purchases of short-term investments	(14,235,695)	(3,162,385)	—
Sales of short-term investments	14,003,295	2,998,385	—
Other—net	(926)	(914)	(395)

Net cash used by investing activities	(255,510)	(181,338)	(26,976)

Financing activities:
Long-term borrowings	—	350,000	—
Debt retirements	—	(50,000)	—
Debt issuance costs	—	(9,500)	—
Dividend paid to Texas Industries, Inc.	—	(341,139)	—
Issuance of common stock	4,748	2,121	1
Tax benefit from exercise of stock options	5,258	2,337	2,597
Common dividends paid	(13,982)	—	—
Acquisitions of treasury stock	(9,546)	—	—

Net cash provided (used) by financing activities	(13,522)	(46,181)	2,598

Increase in cash and cash equivalents	4,419	33,296	712
Cash and cash equivalents at beginning of period	42,583	9,287	8,575

Cash and cash equivalents at end of period	$47,002	$42,583	$9,287

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Total Stockholders’ Equity
May 31, 2004	$—	$204,447	$66,354	$—	$270,801
Net income	—	—	78,120	—	78,120
Issuance of common stock to parent	456	(455)	—	—	1
Tax benefit from exercise of stock options	—	2,598	—	—	2,598

May 31, 2005	456	206,590	144,474	—	351,520
Net income	—	—	157,136	—	157,136
Contribution by Texas Industries, Inc.	—	496,096	—	—	496,096
Dividend paid to Texas Industries, Inc.	—	—	(341,139)	—	(341,139)
Restricted stock amortization	—	406	—	—	406
Issuance of common stock for options	6	2,144	—	—	2,150
Tax benefit from exercise of stock options	—	2,337	—	—	2,337

May 31, 2006	462	707,573	(39,529)	—	668,506
Net income	—	—	269,294	—	269,294
Adjustment of prior contribution by Texas Industries, Inc.	—	1,104	—	—	1,104
Stock-based compensation	—	3,319	—	—	3,319
Stock award issued	—	80	—	—	80
Issuance of common stock for options.	10	4,787	—	(49)	4,748
Tax benefit from exercise of stock options and awards.	—	5,258	—	—	5,258
Common stock dividends paid, $.30 per share	—	—	(13,982)	—	(13,982)
Acquisitions of treasury stock	—	—	—	(9,546)	(9,546)

May 31, 2007	$472	$722,121	$215,783	$(9,595)	$928,781

See notes to consolidated financial statements.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Chaparral Steel Company and its subsidiaries (the “Company”) is a leading supplier of structural steel and steel bar products through a single business segment. The Company produces and sells structural steel, piling products, special bar quality products, merchant bar quality rounds and reinforcing bar from facilities located in Texas and Virginia. Structural steel products include wide flange beams, piling products, channels and other shapes. The Company sells to steel service centers and steel fabricators for use in the construction industry, as well as to cold finishers, forgers and original equipment manufacturers for use in the railroad, defense, automotive, manufactured housing and energy industries. The Company’s products are marketed throughout the United States, Canada and Mexico, and to a limited extent in Europe. At May 31, 2007, all of the Company’s long-lived assets were located in the United States.

On July 29, 2005, Texas Industries, Inc. and its subsidiaries (“TXI”) completed the spin-off of its steel business to TXI stockholders in the form of a pro-rata, tax-free dividend of one share of the Company’s common stock for each share of TXI stock owned on July 20, 2005. Although pursuant to the Company’s separation and distribution agreement with TXI and certain ancillary agreements, TXI has agreed to indemnify the Company against certain liabilities and the Company has agreed to indemnify TXI against certain liabilities, TXI has no further ownership interest in the Company and the Company has no ownership interest in TXI. In addition, the Company is not a guarantor of any of TXI’s indebtedness and TXI is not a guarantor of any of the Company’s indebtedness. The Company’s relationship with TXI is now governed by the separation and distribution agreement and the ancillary agreements described in that agreement. The terms of the agreements are more fully described in Note 9 “Legal Proceedings and Contingent Liabilities.” At various times, items of intercompany indebtedness were settled by and among the Company and the Company’s subsidiaries and TXI and its subsidiaries. These intercompany accounts were settled through offsets, contributions of such indebtedness to the Company’s capital and other non-cash transfers. During the year ended May 31, 2007, an adjustment of $1.1 million was recorded increasing the previous contributions to the Company’s capital by TXI.

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

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimates. The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

Fair Value of Financial Instruments. The estimated fair value of each class of financial instruments as of May 31, 2007 and May 31, 2006 approximates its carrying value except for the Senior Notes having a fixed interest rate at May 31, 2007. The fair value of the Senior Notes at May 31, 2007, estimated based on quoted market prices, was $334.5 million compared to the carrying amount of $300.0 million.

Cash Equivalents. Investments with maturities of less than 90 days when purchased are classified as cash equivalents and consist primarily of money market funds and investment grade commercial paper issued by major corporations and financial institutions.

Short-term Investments. Short-term investments consist of Auction Rate Securities (“ARS”). At May 31, 2007, these ARS have remaining stated maturities which range from 5 months to 34 years, but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process. The Company invests in high credit quality instruments of political subdivisions of states with an active resale market to ensure liquidity and the ability to readily convert these investments into cash to fund current operations or satisfy other cash requirements as needed. Accordingly, the Company classified all these securities as available-for-sale and as current assets in the accompanying consolidated balance sheet as of May 31, 2007. The ARS are stated at cost which approximates fair value based on market quotes. Net unrealized gains and losses, net of deferred taxes, have not been significant. The Company limits the amount of credit exposure to any one issuer. The Company expects that the majority of its short-term investments will be sold within one year, regardless of legal maturity date. Purchases and sales activity of ARS are presented as cash flows from investing activities in the consolidated statements of cash flows.

Accounts Receivable. Management evaluates the ability to collect accounts receivable based on a combination of factors. A reserve for doubtful accounts is maintained based on historical default rates and current economic trends. The reserve is increased if it is anticipated that a specific customer will be unable to make required payments. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers in the Company’s customer base and their dispersion across geographical areas. No single customer represented more than 10% of the Company’s total consolidated revenues in fiscal year 2007.

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

Property, plant and equipment is recorded at cost. Provisions for depreciation are computed generally using the straight-line method. The Company assigns each fixed asset a useful life generally ranging from 5 to 7 years

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for mobile and other equipment, 10 to 20 years for machinery and equipment and 20 to 40 years for buildings and land improvements. Maintenance and repairs are charged to expense as incurred. Costs incurred for scheduled shut-downs to refurbish facilities are amortized over the benefited period, typically 12 months. Such deferred amounts are included in prepaid expenses and other current assets on the consolidated balance sheets and amounted to $1.3 million at May 31, 2007 and $3.4 million at May 31, 2006.

Goodwill. Management tests goodwill for impairment at least annually. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the applicable reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. At May 31, 2007 and 2006, the fair value of the Company’s goodwill on the accompanying consolidated balance sheet related to its Texas operations exceeded its carrying value.

Investments and Deferred Charges. Investments are composed primarily of life insurance contracts that may be used to fund certain Company benefit agreements. The contracts, recorded at their net cash surrender value, totaled $11.4 million at May 31, 2007 and $8.3 million at May 31, 2006. Deferred charges are composed primarily of debt issuance costs that totaled $7.2 million at May 31, 2007 and $8.5 million at May 31, 2006. The costs are associated with various debt issues and amortized over the term of the related debt.

Other Credits. Other credits of $15.9 million at May 31, 2007 and $13.8 million at May 31, 2006 are composed primarily of liabilities related to the Company’s retirement plans, asset retirement obligations and deferred compensation agreements.

Asset Retirement Obligations. Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which applies to legal obligations associated with the retirement of long-lived assets, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through a charge to operating expense. A gain or loss on settlement is recognized if the obligation is settled for other than the carrying amount of the liability.

Determining the amount of an asset retirement liability requires estimating the future cost of contracting with third parties to perform the obligation. The estimate is significantly impacted by, among other considerations, management’s assumptions regarding the scope of the work required, labor costs, inflation rates, market-risk premiums and closure dates.

Changes in asset retirement obligations for the year ended May 31, 2007 and May 31, 2006 are as follows (in thousands):

	May 31, 2007	May 31, 2006
Balance at beginning of period	$1,040	$566
Accretion expense	120	96
Settlements	(46)	(49)
Revisions	—	427

Balance at end of period	$1,114	$1,040

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Sales. The Company sells products to a highly diversified customer base representing various steel consuming markets. A significant portion of the Company’s sales are to steel service centers, fabricators and processors. These customers typically act as intermediaries between steel producers and various end-user manufacturers that require further processing or inventory programs. The Company recognizes revenue when the goods are shipped and title and risk of loss transfer to the customer (FOB shipping point). The Company typically includes delivery fees in the amount it bills customers to the extent needed to recover the Company’s cost of freight and delivery. Net sales from other products were generated from the Company’s metals separation operation. The following table summarizes the Company’s net sales by product line.

	Year Ended May 31,
	2007	2006	2005
	(in thousands)
Net sales
Structural mills	$1,352,961	$1,103,075	$790,789
Bar mill	221,495	239,886	238,934
Other products	57,978	41,871	32,254
Delivery fees	90,484	81,897	54,399

	$1,722,918	$1,466,729	$1,116,376

Sales to customers located outside of the United States represented 13.9%, 11.4% and 12.7% of the Company’s net sales in 2007, 2006, 2005, respectively. These customers were primarily located in Canada and Mexico, with no individual foreign country accounting for more than 10% of the Company’s net sales in any of the periods presented.

Other Income. Interest income was $12.5 million, $3.4 million and none in 2007, 2006 and 2005, respectively. Other income in 2007 includes $4.1 million of insurance recovery from a business interruption claim stemming from an outage of the rolling mill at the Company’s Virginia facility that occurred during the three months ended August 31, 2006.

Income Taxes. The Company uses the liability method of recognizing and classifying deferred income taxes. The Company and its subsidiaries were included in the consolidated income tax returns of TXI for periods prior to the spin-off and will file stand alone returns for subsequent periods. However, the provision for income taxes for the periods presented has been determined as if the Company had filed separate tax returns. The Company provides valuation allowances to reduce deferred tax assets when management cannot conclude that it is more likely than not such amounts will be realized.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per share (“EPS”). Basic EPS is computed by adjusting net income for the participation in earnings of unvested restricted shares outstanding, then dividing by the weighted-average number of common shares outstanding during the period including contingently issuable shares and excluding outstanding unvested restricted shares. Contingently issuable shares relate to former deferred compensation agreements in which directors elected to defer annual and meeting fees. During 2007, the Company issued 928,562 shares of common stock as a result of the exercise of stock options, 9,666 shares of common stock as a result of non-employee director restricted stock awards and 2,530 shares of common stock as a result of an employee stock award and acquired 214,903 shares of common stock. Diluted EPS adjusts net income and the outstanding shares for the dilutive effect of stock options and other equity-based awards. For periods prior to the spin-off, EPS has been computed based on the number of shares of the Company’s common stock issued to TXI as of July 29, 2005.

	2007	2006	2005
	In thousands except per share data
Basic earnings:
Net income	$269,294	$157,136	$78,120
Unvested restricted share participation	(214)	(13)	—

Basic income	$269,080	$157,123	$78,120

Dilutive earnings:
Net income	$269,294	$157,136	$78,120
Unvested restricted share participation	(206)	(13)	—

Basic income	$269,088	$157,123	$78,120

Shares:
Weighted-average shares outstanding	46,464	45,743	45,608
Contingently issuable shares	107	106	—
Unvested restricted shares	(37)	(10)	—

Basic weighted-average shares	46,534	45,839	45,608
Dilutive stock options and other equity-based awards	1,778	1,484	—

Diluted weighted-average shares	48,312	47,323	45,608

Net income:
Basic earnings per share	$5.78	$3.43	$1.71

Diluted earnings per share	$5.57	$3.32	$1.71

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

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted as of the date of grant. Options with graded vesting are valued as single awards and the related compensation cost is recognized using a straight-line attribution method over the shorter of the vesting period or required service period. The average stock price on the date of grant is used to determine the fair value of restricted stock awards paid.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective June 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payments,” (“SFAS No. 123(R)”) using the modified prospective application method. Under this modified prospective method, compensation cost recognized for the year ended May 31, 2007 includes the applicable amounts of compensation cost of stock-based payments granted prior to, but not vested as of June 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro forma footnote disclosures. The impact of recognizing compensation expense related to stock options using the fair value recognition provisions of SFAS No. 123(R) for 2007 was $2.1 million (net of tax benefit of $0.5 million) or $0.05 per basic share and $0.04 per diluted share. The results for periods prior to June 1, 2006 have not been restated.

SFAS No. 123(R) also requires that the benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts can not be estimated, because they depend on, among other things, when employees exercise stock options. For 2007, excess tax benefits recognized in financing cash flows were $5.3 million.

Prior to June 1, 2006, the Company accounted for stock options using the intrinsic value method of accounting prescribed by APB Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as allowed by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Generally, no expense was recognized related to the Company’s stock options because each option’s exercise price was set at the stock’s fair market value on the date the option was granted.

For purposes of pro forma disclosures under SFAS 123 for the years ended May 31, 2006 and May 31, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were as follows (in thousands, except per share data):

	2006	2005
Net income
As reported	$157,136	$78,120
Stock-based compensation included in the determination of net income reported, net of tax	454	11
Fair value of stock-based compensation, net of tax	(1,271)	(20)

Pro forma	$156,319	$78,111

Net earnings per share-as reported
Basic	$3.43	$1.71

Diluted	$3.32	$1.71

Net earnings per share-pro forma
Basic	$3.41	$1.71

Diluted	$3.30	$1.71

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 will be effective for the Company in the fiscal year beginning June 1, 2008. The Company is evaluating this interpretation, but does not presently anticipate its adoption will have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” The new rules will be effective for the Company in the fiscal year beginning June 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is evaluating this interpretation, but does not expect that its adoption will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which will be effective for the Company in the fiscal year beginning June 1, 2007. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. The adoption had no impact on the Company’s consolidated financial statements.

3. Working Capital

Working capital totaled $706.8 million at May 31, 2007 and $428.2 million at May 31, 2006.

Short-term investments were $396.4 million at May 31, 2007 and $164.0 million at May 31, 2006 and consisted of auction rate securities all of which had stated maturities of over 10 years but have their interest rates reset at predetermined intervals, typically less than 30 days, through an auction process.

Accounts receivable are presented net of allowances for doubtful receivables of $1.6 million at May 31, 2007 and $1.8 million at May 31, 2006 and net of allowances for returns and allowances of $0.5 million at May 31, 2007 and $0.4 million at May 31, 2006. Provisions (recoveries) for bad debts charged (credited) to expense were $0.4 million in 2007, ($0.2) million in 2006 and $0.9 in 2005. Amounts written off as uncollectible were $0.6 million in 2007, $0.2 million in 2006 and $0.6 in 2005. The Company had recorded an additional provision for returns and allowances charged to sales of $0.1 million in 2007. Accounts receivable at May 31, 2007 includes a $3.3 million federal income tax claim.

Inventories consist of:

	May 31,
	2007	2006
	(in thousands)
Finished products	$66,042	$52,373
Work in process	20,834	15,348
Raw materials	30,209	16,952
Supplies	89,741	75,130

	$206,826	$159,803

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories, excluding supplies, are stated at cost (not in excess of market) using the last-in, first-out (“LIFO”) method. If the average cost method (which approximates current replacement cost) had been used, these inventory values would have been higher by $71.5 million at May 31, 2007 and $51.5 million at May 31, 2006. During 2006, certain inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at lower costs. The effect of the liquidation was to decrease cost of products sold by $11.2 million in 2006. Supplies primarily consist of rolls and molds, which are used in the manufacturing processes, and are carried at average cost.

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

Accrued wages, taxes and other liabilities consist of:

	May 31,
	2007	2006
	(in thousands)
Employee wages and benefits	$36,011	$26,354
Current portion of deferred income taxes	1,351	—
Property taxes	3,198	3,135
Current income taxes payable	6,981	6,695
Interest payable	11,375	11,431
Other liabilities	5,465	7,777

	$64,381	$55,392

4. Commitments

The Company has entered into an agreement to purchase a minimum monthly amount of processed gases for use at its Texas facility at a base price adjusted quarterly based upon a percentage change in the producer price index. The gases are produced from a facility located at the Company’s Texas facility and owned and operated by an independent third-party. This agreement expires in August 2012. At May 31, 2007, the minimum monthly charge was approximately $0.4 million. The Company entered into a similar agreement to purchase processed gases for its Virginia facility with the same third-party which expires in December 2014. The agreement specifies that the Company will purchase a minimum monthly amount of processed gases at a base price adjusted quarterly based upon a similar formula. At May 31, 2007, the minimum monthly charge was approximately $0.1 million. The Company believes its minimum purchase requirements will be satisfied by its consumption of the products in the normal course of its business.

The Company has entered into an agreement to purchase a minimum monthly amount of mill services at its Texas facility. This agreement expires in December 2014. At May 31, 2007, the minimum monthly charge was approximately $24,000. The Company has entered into a similar agreement to purchase a minimum monthly amount of mill services for its Virginia facility. This agreement expires in February 2011. At May 31, 2007, the minimum monthly charge was approximately $0.4 million. The Company believes that its minimum purchase requirements will be satisfied by its consumption of the services in the normal course of its business.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into agreements to purchase minimum amounts of electricity and natural gas for its Texas facility. Total commitments under these agreements were $37.0 million at May 31, 2007. As of May 31, 2007, the Company’s commitment under these agreements extends through October 2007 for electricity and January 2008 for natural gas which will allow the Company’s Texas facility to operate without the threat of interruption caused by volatile energy prices during the summer months and the majority of the Gulf Coast hurricane season. The Company believes its purchase requirements will be satisfied by its consumption of these energy sources in the normal course of its business.

The Company leases certain mobile and other equipment, office space and other items, which in the normal course of business may be renewed or replaced by subsequent leases. Total expense for such operating leases and short-term rentals amounted to $2.9 million in 2007, $1.7 million in 2006 and $2.0 million in 2005.

Future estimated payments under these agreements as of May 31, 2007 are as follows (in thousands):

	Total	2008	2009	2010	2011	2012	After 2012
Processed gas supply contracts	$34,128	$6,107	$6,107	$6,108	$6,107	$6,108	$3,591
In-plant mill services	19,035	4,786	4,786	4,785	3,660	284	734
Short-term energy purchase obligations	37,025	37,025	—	—	—	—	—
Operating lease obligations	3,426	558	504	503	501	100	1,260

Total	$93,614	$48,476	$11,397	$11,396	$10,268	$6,492	$5,585

5. Long-term Debt

Long-term debt is comprised of the following (in thousands):

	May 31,
	2007	2006
Senior secured credit facility expiring in 2010	$—	$—
Senior notes due in 2013, interest rate 10.00%	300,000	300,000

	300,000	300,000
Less current maturities	—	—

	$300,000	$300,000

On June 16, 2005, the Company entered into a senior secured revolving credit facility (the “Credit Facility”) which provided up to $150.0 million of available borrowings. On April 10, 2007, at the Company’s request, the Company and its lenders entered into the First Amendment to the Credit Facility (the “Amendment”) which reduced its borrowing capacity from $150.0 million to $75.0 million and increased the sub-limit for letters of credit from $25.0 million to $37.5 million. The terms of the Amendment are substantially identical to the Company’s original Credit Facility. Letters of credit in the amount of $3.2 million and $1.7 million were outstanding at May 31, 2007 and May 2006, respectively. Any outstanding letters of credit are deducted from the borrowing availability under the Credit Facility. Amounts drawn under the Credit Facility bear interest either at the LIBOR rate plus a margin of 1.00% to 1.75%, or at a base rate (which will be the higher of the federal funds rate plus 0.5% and the prime rate) plus a margin of up to 1%. The interest rate margins are subject to adjustments based on the Company’s leverage ratio. The commitment fee calculated on the unused portion of the Credit Facility ranges from 0.25% to 0.5% per year based on the Company’s leverage ratio. The Credit Facility matures

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 16, 2010 and may be terminated by the Company at any time. The Credit Facility is secured by security interests in all of the Company’s existing and future accounts and inventory, certain related personal property and in all of the equity interest in the Company’s present and future domestic subsidiaries and 66% of the equity interest in the Company’s present and future foreign subsidiaries. The Credit Facility contains covenants restricting, among other things, prepayment or redemption of the Company’s other debt, distributions, dividends, and repurchases of capital stock and other equity interests, acquisitions and investments, indebtedness, liens and affiliate transactions. The Company is required to comply with certain financial tests and to maintain certain financial ratios, such as leverage and interest coverage ratios. The amount borrowed under the Credit Facility will fluctuate based upon the Company’s cash flow and working capital needs.

In addition, on July 6, 2005, the Company issued $300.0 million aggregate principal amount of 10% senior notes due July 15, 2013 in a private offering. On December 2, 2005, the Company completed the offer to exchange senior notes due 2013 (the “Senior Notes”), which are registered under the Securities Act of 1933, as amended, for the outstanding 10% senior notes due 2013 that were issued in a private offering. The terms of the registered notes are substantially identical to the Company’s previously outstanding senior notes. The Senior Notes are unsecured and will effectively be subordinated in right of payment to all of the Company’s existing and future senior secured debt, including borrowings under the Company’s Credit Facility The indenture governing the Senior Notes contains covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem stock, make investments, sell assets, incur liens, enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of the Company’s assets or the assets of its subsidiaries. As of May 31, 2007, the Company was in compliance with all loan covenants.

The Company used the net proceeds from $50.0 million of borrowings from the Credit Facility and the Senior Notes to pay a cash dividend of $341.1 million to TXI on July 6, 2005.

The amount of interest paid was $30.5 million in 2007, $19.4 million in 2006 and $47.3 million in 2005. No interest was capitalized in 2007, 2006 or 2005.

6. Stockholders’ Equity

Preferred stock consists of 10,000,000 authorized shares, $.01 par value, none of which have been issued.

On July 21, 2005, the Company adopted a stockholders rights plan (the “Rights Agreement”). Pursuant to the Rights Agreement, the Company declared a dividend of rights (the “Rights”) to purchase, upon the occurrence of certain events, one-half of one-thousandth of a share of the Series A Junior Participating Preferred Stock, par value $0.01 per share (“Preferred Stock”), for each outstanding share of common stock of the Company. Until the Rights become exercisable, all further issuances of common stock, including common stock issuable upon exercise of outstanding options, will include issuances of Rights. The Rights will be exercisable at $90.00 per one-half of one-thousandth of a share of Preferred Stock. The Rights will expire on July 29, 2015 unless extended or unless the Rights are earlier redeemed or exchanged by the Company.

The Rights are not exercisable nor are they transferable apart from the common stock until the earlier of (a) the tenth day after such time as a person or group acquires beneficial ownership of 15% of the Common Stock of the Company or (b) the tenth business day (unless extended by the Company’s board of directors) after a person or group announces its intention to commence or commences a tender or exchange offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of the

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock. The earlier of these dates is referred to as the “Distribution Date.” As soon as practicable after the Distribution Date, separate right certificates will be issued and the Rights will become exercisable and transferable apart from the common stock.

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

Common stock, as adjusted for the 100% stock dividend distributed on September 1, 2006, consists of:

	May 31,
	2007	2006
	(in thousands)
Shares authorized	100,000	100,000
Shares outstanding	46,895	46,208

On October 11, 2006, the Company’s board of directors approved a stock repurchase program authorizing the Company to repurchase up to $100 million of the Company’s common stock. Prior to any repurchase, the board must be advised and approve the terms of the proposed repurchase. The Company repurchased 213,800 shares of its common stock at a cost of $9.5 million and received 1,103 shares of its common stock upon the issuance of stock options in 2007 resulting in 214,903 treasury shares at May 31, 2007.

On October 11, 2006, the Company’s board of directors initiated a quarterly cash dividend of $0.10 per common share. Dividends of $14.0 million were paid to stockholders during the fiscal year ended May 31, 2007.

7. Stock Compensation Plans

Prior to the spin-off, certain of the Company’s employees participated in TXI stock option plans which provided that non-qualified and incentive stock options to purchase TXI’s common stock could be granted to officers and key employees at an exercise price no less than market price on the date of grant. Outstanding options became exercisable in installments beginning one year after date of grant and expire ten years from the date of grant. TXI options totaling 95,900 were exercisable by Company employees and directors as of May 31, 2005 at a weighted-average option price of $33.23.

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

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TXI options that were unvested at the date of distribution and held by individuals who became or were retained as employees of the Company in connection with the spin-off were replaced with options to purchase shares of the Company’s common stock. The exercise price of each new option issued by the Company was based upon the respective market values of the two companies at the time the spin-off was completed so that the aggregate exercise price of the new options, as well as the ratio of the per-share fair market value of the shares to the per-share exercise price of the new options, remained the same as the cancelled TXI options. All other terms of the new Company options, were the same as the cancelled TXI options. On January 13, 2006, certain options originally issued pursuant to TXI’s 1993 Stock Option Plan were amended to conform the “change of control” provisions in such options with the terms of other options issued by the Company.

On July 21, 2005, the Board of Directors and on July 22, 2005, TXI as the sole stockholder of the Company approved the Company’s Amended and Restated 2005 Omnibus Equity Compensation Plan (the “2005 Plan”) which provides for grants of stock-based awards, including non-qualified and incentive stock options, restricted stock, restricted stock units, performance shares, and performance units to non-employee directors, officers and key employees of the Company. On August 29, 2006, the Company’s stockholders ratified the 2005 Plan. The Chaparral Steel Company 2006 Omnibus Incentive Plan (the “2006 Plan”), as approved by stockholders, provides for grants of performance awards, annual incentive awards or a combination of such awards. Awards under the 2006 Plan for fiscal 2007 may be paid in cash, in shares of the common stock or both. Any shares of common stock used to settle awards will be issued under the 2005 Plan as “Other Stock-Based Awards” and will count against the maximum number of shares that may be issued under the 2005 Plan. At May 31, 2007, a maximum of 6,447,260 shares of the Company’s common stock is available for issuance to participants under the 2005 plan.

The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. The term of the options is ten years and the options vest in equal annual installments over five years. Outstanding options expire on various dates through April 11, 2017. Total compensation expense related to options recognized by the Company was $2.6 million for the year ended May 31, 2007.

The following table summarizes the assumptions used to value the Company’s stock options for the three years ended May 31, 2007:

	2007	2006	2005
Weighted average grant date fair value	$23.72	$4.72	$11.93
Weighted average assumptions used
Expected volatility	51.52%	39.34%	38.50%
Expected lives	6.5 yrs	6.5 yrs	6.4 yrs
Risk-free interest rates	4.74%	4.06%	3.89%
Expected dividend yield	0.90%	—	1.00%

The expected volatility for grants after December 31, 2005 were based on an analysis of historical volatility of the Company’s common stock. Due to the limited trading history of the Company’s common stock, the expected volatility for grants prior to January 1, 2006 and after July 28, 2005 were based on an analysis of the historical volatility of the common stocks of other companies in our industry. The expected volatility for grants prior to July 29, 2005 were based on an analysis of historical volatility of TXI’s common stock. Due to the Company’s limited history, expected lives of options granted after July 28, 2005 are determined based on the short-cut method. Expected lives of options granted prior to July 29, 2005 are determined based on TXI options. Risk-free interest rates are determined using the implied yield currently available for zero coupon U.S. treasury issues with a remaining term equal to the expected life of the options. Expected dividend yields after July 28, 2005 are based on the approved annual dividend rate in effect and the market price of the Company’s common

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock at the date of grant. Expected dividend yields prior to July 29, 2005 are based on the approved annual dividend rate in effect and the market price of TXI’s common stock at the date of grant.

A summary of option activity related to the Company’s employees for the three years ended May 31, 2007, is presented below:

	Shares Under Option	Weighted- Average Option Price
TXI options outstanding at May 31, 2004	1,899,172	$15.07
Granted	146,000	30.14
Exercised	(1,248,932)	(15.77)
Forfeited	(8,800)	(17.39)

TXI options outstanding at May 31, 2005	787,440	16.72
Exercised	(62,000)	(14.98)
Forfeited	(135,000)	17.21

Unvested TXI options outstanding at July 29, 2005	590,440	16.79
Adjustment in connection with the spin-off from TXI	1,771,984

Company options converted from TXI outstanding at July 29, 2005	2,362,424	4.20
Granted	1,227,426	10.08
Exercised	(539,180)	(3.99)
Stock appreciation right converted	32,012	3.31
Forfeited	(12,400)	(5.33)

Company options outstanding at May 31, 2006	3,070,282	6.57
Granted	213,147	45.57
Exercised	(928,562)	(5.17)
Forfeited	(36,240)	(6.39)

Company options outstanding at May 31, 2007	2,318,627	$10.72

Company options exercisable at May 31, 2007	329,602	$4.51

The following table summarizes information about Company stock options held by the Company’s employees outstanding as of May 31, 2007:

	Range of Exercise Prices
	$2.675 - $4.565	$6.045 - $15.18	$38.791 - $62.8633
Options outstanding:
Shares outstanding	725,590	1,379,890	213,147
Weighted-average remaining life in years	5.76	8.07	9.58
Weighted-average exercise price	$2.90	$9.45	$45.57
Options exercisable:
Shares exercisable	252,672	76,930	—
Weighted-average remaining life in years	5.63	8.09	—
Weighted-average exercise price	$2.98	$9.53	$—

As of May 31, 2007, the aggregate intrinsic value (the difference in the market price of $73.18 of the Company’s common stock and the exercise price to be paid by the optionee) of stock options outstanding was $144.8 million. The aggregate intrinsic value of exercisable stock options at that date was $22.6 million. The

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

total intrinsic value of options exercised (the difference in the market price of the Company’s common stock at the exercise date and the price paid by the optionee to exercise the option) was $41.6 million in 2007, $13.8 million in 2006, $14.4 million in 2005.

As of May 31, 2007, the total future compensation cost related to previous grants of stock options to be recognized in the statement of operations following the adoption of SFAS 123(R) was $9.4 million over a weighted average of 1.9 years. The Company currently expects to recognize stock compensation expense of $2.9 million, $2.4 million, $2.2 million, $1.3 million and $0.6 million in 2008, 2009, 2010, 2011 and 2012, respectively related to these grants.

The Company’s board of directors granted shares of restricted stock to the non-employee directors pursuant to the Company’s Amended and Restated 2005 Omnibus Equity Compensation Plan. These awards are consistent with the compensation package for non-employee directors previously approved on July 21, 2005 and October 11, 2006. The fair value of restricted stock grants is amortized over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. Vesting is contingent upon the restricted stockholder remaining a director of the Company until the specified annual meeting of stockholders. Any shares of restricted stock awarded to a director which have not vested will be forfeited on the resignation or removal of the director. As of May 31, 2007, 39,666 shares of restricted stock awarded to non-employee directors were unvested. Total compensation expense recognized by the Company was $0.7 million, $0.4 million and none for the years ended May 31, 2007, 2006 and 2005, respectively.

A summary of restricted stock activity related to the Company’s non-employee directors for the two years ended May 31, 2007, is presented below:

	Shares	Weighted- Average Grant Price
Outstanding at May 31, 2005	—	$—
Granted	62,000	15.83
Vested	—	—

Outstanding at May 31, 2006	62,000	15.83
Granted	9,666	38.79
Vested	(32,000)	(16.44)

Outstanding at May 31, 2007	39,666	$20.93

Total unrecognized compensation cost related to non-vested restricted stock of $0.3 million is expected to be recognized over a weighted-average period of four months. Unvested restricted stock grants had a weighted-average contractual term of 6 months and an aggregate intrinsic value of $2.9 million as of May 31, 2007. During 2007, the fair value of restricted stock vested (the difference in the market price of the Company’s common stock at the vesting date and the price paid by the recipient) was $1.1 million.

Total stock-based compensation expense recognized by the Company in selling, general and administrative expense was $2.9 million, $0.7 million and none for the years ended May 31, 2007, 2006 and 2005, respectively. Total stock-based compensation expense recognized by the Company in cost of sales was $0.9 million, none and none for the years ended May 31, 2007, 2006 and 2005, respectively. The income tax benefit realized from tax deductions associated with stock-based compensation expense totaled $0.9 million, $0.2 million and none for the years ended May 31, 2007, 2006 and 2005, respectively. The excess income tax benefit realized from tax deductions associated with stock-based compensation totaled $5.3 million, $2.3 million and $2.6 million for the years ended May 31, 2007, 2006 and 2005, respectively.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes

The provisions for income taxes are composed of:

	2007	2006	2005
	(in thousands)
Current	$143,773	$81,469	$8,518
Deferred	(6,337)	741	33,572

	$137,436	$82,210	$42,090

Reconciliation from income taxes at the federal statutory rate to the preceding provisions follows:

	2007	2006	2005
	(in thousands)
Taxes at statutory rate	$142,355	$83,771	$42,074
Qualified domestic production activities	(4,284)	(2,147)	—
State income taxes	2,877	938	8
Nontaxable interest	(3,661)	(674)	—
Other—net	149	322	8

	$137,436	$82,210	$42,090

The components of the net deferred tax liability at May 31 are summarized below.

	2007	2006
	(in thousands)
Deferred tax assets:
Deferred compensation	$5,851	$5,220
Accrued expenses not currently tax deductible	2,732	2,812

Total deferred tax assets	8,583	8,032

Deferred tax liabilities:
Property, plant and equipment	137,288	144,660
Inventory costs	3,262	4,197
State income tax	3,249	729

Total deferred tax liabilities	143,799	149,586

Net deferred tax liability	135,216	141,554
Current deferred tax (asset) liability	1,351	(254)

Long-term deferred tax liability	$133,865	$141,808

The Company made federal income tax payments of $141.5 million in 2007, $75.2 million in 2006 and $5.9 million in 2005. All federal income tax obligations that arise for the periods prior to the spin-off will be settled with TXI. On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”), became effective. Among other provisions, the Jobs Creation Act allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company recorded deductions of $12.2 million in 2007 and $6.1 million in 2006 under these new provisions.

As of May 31, 2007, the Company has $507.4 million in Virginia state net operating loss carryforwards that begin to expire in 2020. The Company also has Virginia state credits to offset future income tax liabilities of

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$41.9 million that begin to expire in 2018 and $10 million of credits that do not expire. The Company had net Virginia state deferred tax assets of $42.0 million at May 31, 2007 and $47.4 million at May 31, 2006. Because of the Company’s limited history of generating taxable income in Virginia, management currently cannot conclude that it is more likely than not that this net state deferred tax asset will be realized. Therefore, a valuation allowance has been recorded to fully reserve the amount of the net state deferred tax assets. However, if current levels of taxable income in Virginia are sustained in future periods, management may be able to conclude that a reduction in the valuation allowance is appropriate.

9. Legal Proceedings and Contingent Liabilities

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions, furnace dust disposal, automobile shredder residue (“ASR”) disposal and wastewater discharge. The Company believes it is in substantial compliance with applicable environmental laws and regulations; however, from time to time the Company receives claims from federal and state environmental regulatory agencies and entities asserting that the Company is or may be in violation of certain environmental laws and regulations. Although the Company believes that it has complied with such statutes and regulations, the impact of the ultimate resolution of these claims is not currently determinable or estimable. Based on its historical compliance and experience with environmental laws and regulations and the information currently available to it, the Company believes that such claims will not have a material impact on its consolidated financial condition or future results of operations. However, changes in federal and state laws, regulations and requirements or discovery of currently unknown conditions could require additional expenditures by the Company.

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

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Retirement Plans

The Company’s employees participate in a defined contribution retirement plan. Prior to January 1, 2006, the Company contributed 2% of each employee’s eligible compensation and a variable contribution based on a predetermined formula established annually. After December 31, 2005, the Company contributes 100% of eligible contributions of up to 3% of employee compensation, and 50% of eligible contributions of the next 2% of employee compensation as defined by the plan. The amount of retirement expense charged to costs and expenses for this plan was $3.5 million in 2007, $2.9 million in 2006 and $2.5 million in 2005.

On July 21, 2005, the Company’s board of directors approved the Chaparral Steel Company financial security plan (“FSP”) a non-qualified defined benefit plan providing death and retirement benefits to the Company’s executive and key managerial employees who are invited and elect to participate. The plan is contributory but not funded. Participants elect the amount of their base salary that is covered by the plan. Costs and associated assets and liabilities related to the Company’s employee participation are included in the accompanying consolidated financial statements. Amounts payable to participants are to be paid exclusively from the general assets of the Company and are otherwise unsecured. Life insurance contracts have been purchased that may be used to fund the FSP payments. These insurance contracts, recorded at their net cash surrender value, totaled $11.4 million at May 31, 2007 and $8.3 million at May 31, 2006, and are included in investments on the accompanying consolidated balance sheets. The amount of FSP benefit expense and the projected FSP benefit obligation are determined using assumptions as of the end of each fiscal year. The weighted-average discount rate used was 5.85% in 2007 and 6.00% in 2006. Actuarial gains or losses are recognized when incurred. Prior to the spin-off, the Company’s executive and key managerial employees who were invited and elected to do so, participated in a series of TXI financial security plans which had terms and conditions similar to those of the FSP adopted by the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, which requires employers to fully recognize the funded status of single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic costs. These requirements of SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ended May 31, 2007. However, because actuarial gains or losses related to the FSP are recognized when incurred, adoption of SFAS No. 158 had no impact on the Company’s consolidated financial statements.

The estimated future FSP benefit payments for each of the five succeeding years are $0.3 million, $0.5 million, $1.0 million, $1.0 million and $1.1 million and for the five-year period thereafter an aggregate of $6.7 million.

The amount of FSP benefit expense was as follows:

	Year Ended May 31,
	2007	2006	2005
	(in thousands)
Service cost	$3,091	$884	$822
Interest cost	638	553	365
Recognized actuarial losses	910	105	583
Participant contributions	(295)	(265)	(231)

	$4,344	$1,277	$1,539

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following provides a reconciliation of the FSP benefit obligation.

	Year Ended May 31,
	2007	2006
	(in thousands)
Change in projected benefit obligation
Benefit obligation at beginning of period	$8,347	$6,988
Service cost	3,091	884
Interest cost	638	553
Recognized actuarial losses	910	105
Benefits paid	(183)	(183)

Benefit obligation at end of period	$12,803	$8,347

11. Incentive Plans

All personnel employed by the Company as of May 31 and not subject to production-based incentive or 2006 Plan awards share in the pretax income of the Company for the year then ended based on predetermined formulas. The measurement period of such awards is one year. Certain executives are additionally covered under a three-year plan with respect to the fiscal year ending May 31, 2008. In August 2006, the Company’s executive officers relinquished their previous participation under the three-year plans with respect to fiscal years ending May 31, 2007 and 2008 and participated in performance awards under the 2006 Plan with respect to the fiscal year ending May 31, 2007. The new performance awards are payable in cash, shares of common stock or both and are being accrued over the respective vesting periods. Any additional awards will be subject to annual approval by the Company’s board of directors. Incentive compensation related to these plans is included in selling, general and administrative expense and was $20.9 million in 2007, $16.7 million in 2006 and $4.2 million in 2005.

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

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following condensed consolidating balance sheets as of May 31, 2007 and May 31, 2006 and the condensed consolidating statements of operations and cash flows for the years then ended are provided for the Parent Company and all guarantor subsidiaries. The information has been presented as if the Parent Company accounted for its ownership of the guarantor subsidiaries using the equity method of accounting.

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating balance sheet as of May 31, 2007
Cash and cash equivalents	$34,346	$12,656	$—	$—	$47,002
Short-term investments	396,400	—	—	—	396,400
Accounts receivable-net		187,234	—	—	187,234
Intercompany receivables		512,030	—	(512,030)	—
Federal income tax receivable	3,305		—	—	3,305
Inventories	—	206,826	—	—	206,826
Prepaid expenses	693	4,490	—	—	5,183

Total current assets	434,744	923,236	—	(512,030)	845,950
Goodwill	—	85,166	—	—	85,166
Investments and deferred charges	18,611	—	—	—	18,611
Investments in subsidiaries	1,312,787	—	—	(1,312,787)	—
Property, plant and equipment—net	—	568,014	—	—	568,014

	$1,766,142	$1,576,416	$—	$(1,824,817)	$1,517,741

Trade accounts payable	$13	$74,782	$—	$—	$74,795
Intercompany payables	512,030	2,951	—	(512,030)	2,951
Accrued wages, taxes and other liabilities	17,035	44,395	—	—	61,430

Total current liabilities	529,078	122,128	—	(512,030)	139,176
Deferred income taxes and other credits	8,283	141,501	—	—	149,784
Long-term debt	300,000	—	—	—	300,000
Stockholders’ equity	928,781	1,312,787	—	(1,312,787)	928,781

	$1,766,142	$1,576,416	$—	$(1,824,817)	$1,517,741

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating balance sheet as of May 31, 2006
Cash and cash equivalents	$35,939	$6,644	$—	$—	$42,583
Short-term investments	164,000	—	—	—	164,000
Accounts receivable-net		159,721	—	—	159,721
Intercompany receivables		251,985	—	(251,985)	—
Federal income tax receivable	—		—	—	—
Inventories	—	159,803	—	—	159,803
Prepaid expenses and other current assets	173	7,292	—	—	7,465

Total current assets	200,112	585,445	—	(251,985)	533,572
Goodwill	—	85,166	—	—	85,166
Investments and deferred charges	16,807	—	—	—	16,807
Investments in subsidiaries	1,026,771	—	—	(1,026,771)	—
Property, plant and equipment—net	—	593,977	—	—	593,977

	$1,243,690	$1,264,588	$—	$(1,278,756)	$1,229,522

Trade accounts payable	$179	$49,800	$—	$—	$49,979
Intercompany payables	251,985	—	—	(251,985)	—
Accrued wages, taxes and other liabilities	17,620	37,772	—	—	55,392

Total current liabilities	269,784	87,572	—	(251,985)	105,371
Deferred income taxes and other credits	5,400	150,245	—	—	155,645
Long-term debt	300,000	—	—	—	300,000
Stockholders’ equity	668,506	1,026,771	—	(1,026,771)	668,506

	$1,243,690	$1,264,588	$—	$(1,278,756)	$1,229,522

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of operations for the year ended May 31, 2007
Net sales	$—	$1,722,918	$—	$—	$1,722,918

Costs and expenses (income)
Cost of products sold	—	1,247,380	—	—	1,247,380
Selling, general and administrative	4,098	52,978	—	—	57,076
Interest	31,805	—	—	—	31,805
Other income, net	(12,461)	(7,612)	—	—	(20,073)

	23,442	1,292,746	—	—	1,316,188

Income (loss) before income taxes	(23,442)	430,172	—	—	406,730
Income taxes (benefit)	(12,561)	149,997	—	—	137,436

	(10,881)	280,175	—	—	269,294
Equity in earnings (loss) of subsidiaries	280,175	—	—	(280,175)	—

Net income (loss)	$269,294	$280,175	$—	$(280,175)	$269,294

Condensed consolidating statement of operations for the year ended May 31, 2006
Net sales	$—	$1,466,729	$—	$—	$1,466,729

Costs and expenses (income)
Cost of products sold	—	1,161,173	—	—	1,161,173
Selling, general and administrative	2,034	44,618	—	—	46,652
Interest	29,169	2,846	—	—	32,015
Other income, net	(3,441)	(9,016)	—	—	(12,457)

	27,762	1,199,621	—	—	1,227,383

Income (loss) before income taxes	(27,762)	267,108	—	—	239,346
Income taxes (benefit)	(10,227)	92,437	—	—	82,210

	(17,535)	174,671	—	—	157,136
Equity in earnings (loss) of subsidiaries	174,671	—	—	(174,671)	—

Net income (loss)	$157,136	$174,671	$—	$(174,671)	$157,136

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In thousands	Chaparral Steel Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Condensed consolidating statement of cash flows for the year ended May 31, 2007
Net cash provided (used) by operating activities	$(12,514)	$285,965	$—	$—	$273,451

Investing activities
Capital expenditures	—	(22,184)	—	—	(22,184)
Purchases of short-term investments	(14,235,695)	—	—	—	(14,235,695)
Sales of short-term investments	14,003,295	—	—	—	14,003,295
Intercompany advances	262,714	(262,714)	—	—	—
Other-net	(1,134)	208	—	—	(926)

Net cash provided (used) by investing activities	29,180	(284,690)	—	—	(255,510)

Financing activities
Issuance of common stock	4,748	—	—	—	4,748
Tax benefit from options and awards	520	4,738	—	—	5,258
Common dividends paid	(13,982)	—	—	—	(13,982)
Acquisitions of treasury stock	(9,546)	—	—	—	(9,546)

Net cash used by financing activities	(18,260)	4,738	—	—	(13,522)

Increase (decrease) in cash and cash equivalents	(1,594)	6,013	—	—	4,419
Cash and cash equivalents at at beginning of period	35,939	6,644	—	—	42,583

Cash and cash equivalents at end of period	$34,345	$12,657	$—	$—	$47,002

Condensed consolidating statement of cash flows for the year ended May 31, 2006
Net cash provided by operating activities	$(2,265)	$263,080	$—	$—	$260,815

Investing activities
Capital expenditures	—	(16,424)	—	—	(16,424)
Purchases of short-term investments	(3,162,385)	—	—	—	(3,162,385)
Sales of short-term investments	2,998,385	—	—	—	2,998,385
Intercompany advances	248,817	(248,817)	—	—	—
Other-net	(433)	(481)	—	—	(914)

Net cash provided (used) by investing activities	84,384	(265,722)	—	—	(181,338)

Financing activities
Long-term borrowings	350,000	—	—	—	350,000
Debt issuance costs	(9,500)	—	—	—	(9,500)
Debt retirements	(50,000)	—	—	—	(50,000)
Issuance of common stock	2,121	—	—	—	2,121
Tax benefit from options	2,337	—	—	—	2,337
Dividend paid to Texas Industries, Inc.	(341,139)	—	—	—	(341,139)

Net cash used by financing activities	(46,181)	—	—	—	(46,181)

Increase (decrease) in cash and cash equivalents	35,938	(2,642)	—	—	33,296
Cash and cash equivalents at beginning of period	1	9,286	—	—	9,287

Cash and cash equivalents at end of period	$35,939	$6,644	$—	$—	$42,583

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Proposed Merger

On April 25, 2007, the Company announced that its Board of Directors had initiated a review of strategic alternatives. The Company retained Goldman, Sachs & Co. to assist in the review. During the process, the Company considered a full range of possible alternatives including strategic partnerships, mergers, acquisitions, sale or recapitalizations.

On July 10, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement” with Gerdau Ameristeel Corporation, a Canadian corporation (“Parent”), and GVC, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), and for certain purposes, Gerdau, S.A., a Brazilian corporation (the “Guarantor”). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”).

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company (the “Common Stock”), other than (i) shares of Common Stock held by Parent or Merger Sub or any wholly owned subsidiary of Parent or Merger Sub, (ii) shares of Common Stock held in the treasury of the Company or by any wholly owned subsidiary of the Company and (iii) shares of Common Stock owned by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law, will be converted into the right to receive $86.00 in cash, without interest.

The Merger Agreement has been approved by the sole stockholder of Merger Sub and has been unanimously approved by the board of directors of each of Parent and the Company and the Merger is subject to the approval of the Company’s stockholders. In addition, the Merger is subject to other customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and receipt of any other requisite governmental approvals. The Guarantor provided a guaranty in favor of the Company with respect to the performance by Parent and Merger Sub of their obligations under the Merger Agreement.

The Merger Agreement contains certain termination rights for both the Company and Parent and further provides that, upon termination of the Merger Agreement under certain circumstances relating to competing business combination proposals, the Company may be obligated to pay to Parent a termination fee equal to $95 million. In addition, upon termination of the Merger Agreement under certain circumstances relating to the failure to obtain requisite governmental approvals under antitrust law, Parent may be obligated to pay to the Company a termination fee equal to $225 million.

CHAPARRAL STEEL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Quarterly Financial Information (Unaudited)

2007	Aug. 31	Nov. 30	Feb. 28	May 31
	(in thousands, except per share)
Net sales	$410,649	$403,377	$420,166	$488,726
Gross profit	103,881	115,193	113,221	143,243
Operating profit	96,709	108,846	101,350	131,630
Net income	59,087	67,467	62,535	80,205

Per share
Basic earnings
Net income	$1.28	$1.45	$1.34	$1.71

Dilutive earnings:
Net income	$1.23	$1.40	$1.29	$1.65

2006	Aug. 31	Nov. 30	Feb. 28	May 31
	(in thousands, except per share)
Net sales	$338,405	$348,130	$374,649	$405,545
Gross profit	41,211	64,883	95,399	104,063
Operating profit	35,074	59,490	82,052	94,745
Net income	17,751	34,003	49,244	56,138

Per share
Basic earnings
Net income	$0.39	$0.74	$1.07	$1.22

Dilutive earnings
Net income	$0.39	$0.72	$1.03	$1.16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our management, including the principal executive officer and principal financial officer, maintains our disclosure controls and procedures (as defined in Rule 13a-15(e) and the Securities Exchange Act of 1934) and has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2007. Based on such evaluation, the principal executive officer and principal financial officer have concluded that as of May 31, 2007, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in the reports that we submit, file, furnish or otherwise provide to the SEC is made known to them by others on a timely basis and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended May 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining a system of internal control over financial reporting that is designed to provide reasonable assurance, in a cost-effective manner, that financial statements are prepared in accordance with generally accepted accounting principles, assets are safeguarded and transactions occur and are recorded in accordance with management’s authorization. Internal control systems over financial reporting have inherent limitations and may not prevent or detect all material misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance that the internal control objectives are met.

With the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2007. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework were used by management in its assessment. Based on the assessment, management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2007.

Management’s assessment of the effectiveness of internal control over financial reporting as of May 31, 2007 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. This audit report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Chaparral Steel Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Chaparral Steel Company and subsidiaries (the Company) maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Chaparral Steel Company and subsidiaries maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Chaparral Steel Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chaparral Steel Company and subsidiaries as of May 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended May 31, 2007, and our report dated July 20, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas

July 20, 2007

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to our directors which is contained under the caption “Election of Directors” in our Proxy Statement for our 2007 Annual Meeting of Stockholders, is incorporated herein by reference to such Proxy Statement. The information with respect to our executive officers which is contained under the caption “Executive Officers” in our Proxy Statement for our 2007 Annual Meeting of Stockholders, is incorporated herein by reference to such Proxy Statement. The information with respect to our audit committee and our audit committee financial experts contained under the caption “Corporate Governance” in our Proxy Statement for our 2007 Annual Meeting of Stockholders, is incorporated herein by reference to such Proxy Statement. The information with respect to Section 16(a) beneficial ownership reporting compliance contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2007 Annual Meeting of Stockholders, is incorporated herein by reference to such Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information contained under the captions “Executive Officer and Non-Employee Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” in our Proxy Statement for our 2007 Annual Meeting of Stockholders is incorporated herein by reference to such Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning (a) the beneficial ownership of our common stock by investors who own 5% or more of our common stock, our directors, nominees for election as a director, our chief executive officer, our chief financial officer, our three most highly compensated executive officers (other than our chief executive officer and our chief financial officer), and all of our executive officers and directors as a group, that is contained under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our Proxy Statement for the 2007 Annual Meeting of Stockholders, is incorporated herein by reference to such Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information with respect to our principal accountant’s fees and services contained under the caption “Independent Auditors” in our Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference to such Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements and Schedules

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in our financial statements or notes thereto.

(3)	Listing of Exhibits

Plan of purchase, sale, reorganization, arrangement, liquidation or succession.

2.1	Agreement and Plan of Merger, dated as of July 10, 2007, by and among Gerdau Ameristeel Corporation, GVC, Inc., Chaparral Steel Company, and for certain purposes Gerdau, S.A.

Articles of Incorporation and Bylaws.

3.1	Amended and Restated Certificate of Incorporation of Chaparral Steel Company.

3.2	Bylaws of Chaparral Steel Company.

3.3	Certificate of Designations of Series A Participating Preferred Stock, filed with the Secretary of State of Delaware on July 21, 2005.

Instruments defining the rights of security holders, including indentures.

4.1	Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3.

4.2

Registration Rights Agreement, dated July 6, 2005, between Chaparral Steel Company, its domestic subsidiaries, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC, and Comerica Securities, Inc.

4.3	Form of Notation of Guarantee.

4.4	Form of Chaparral Steel Company’s 10% Senior Note due 2013.

4.5	Indenture, dated July 6, 2005, among Chaparral Steel Company, certain of its domestic subsidiaries and Wells Fargo Bank, National Association, as Trustee.

4.6	Rights Agreement, effective as of July 29, 2005, between Chaparral Steel Company and Mellon Investor Services LLC, as rights agent.

4.7	First Amendment, dated as of July 10, 2007, to the Rights Agreement, dated as of July 29, 2005, by and between Chaparral Steel Company and Mellon Investor Services LLC, as Rights Agent.

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

10.3	Security Agreement, dated July 6, 2005, made by Chaparral Steel Company, certain of its domestic subsidiaries, and Bank of America, N.A. as administrative agent.

10.4	Separation and Distribution Agreement, dated July 6, 2005, between Texas Industries, Inc. and Chaparral Steel Company.

10.5	Amendment No. 1 to Separation and Distribution Agreement between Texas Industries, Inc. and Chaparral Steel Company dated July 27, 2005.

10.6	Tax Sharing and Indemnification Agreement, dated July 6, 2005, between Texas Industries, Inc. and Chaparral Steel Company.

10.7	Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan. *

10.8	Chaparral Steel Company Second Amended and Restated Financial Security Plan. *

10.9	Employment Agreement, effective as of January 12, 2007, between Chaparral Steel Company and Tommy A. Valenta. *

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

10.23

Form of Amended and Restated Change of Control/Severance Agreement entered into with the executive officers of Chaparral Steel Company (other than the Chief Executive Officer) effective as of January 12, 2007. *

10.24	Chaparral Steel Company 2006 Omnibus Incentive Plan. *

10.25	Form of 2007 Annual Incentive Award Agreement entered into with the executive officers of Chaparral Steel Company. *

10.26

First Amendment to Credit Agreement, dated April 10, 2007, among Chaparral Steel Company, Bank of America, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, UBS Securities LLC, as syndication agent, General Electric Capital Corporation, Wells Fargo Bank, National Association, and SunTrust Bank, as co-documentation agents and as lenders, and UBS Loan Finance and Comerica Bank, as lenders.

10.27	Supplemental Indenture, dated as of May 11, 2007, among 1201/5400 Elm Corporation, a subsidiary of Chaparral Steel Company and Wells Fargo Bank, National Association.

10.28	Guaranty, dated as of April 30, 2007, made by 1201/5400 Elm Corporation.

10.29	Security Agreement, dated as of April 30, 2007, made by 1201/5400 Elm Corporation in favor of Bank of America, N.A.

10.30	Form of 2008 Incentive Award Agreement (Executive Officers). *

10.31	Form of Restricted Stock Award Agreement (Executive Officers). *

Statements re computation of ratios.

12.1	Computation of Ratio of Earnings to Fixed Charges.

Code of Ethics.

14.1	Ethical Business Conduct Policy.

14.2	Code of Ethics for the CEO and Senior Financial Officers.

Subsidiaries of the Registrant.

21.1	Subsidiaries of Chaparral Steel Company.

Consents of Experts and Counsel.

23.1	Consent of Independent Registered Public Accounting Firm.

Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer).

Section 1350 Certifications.

32.1	Section 1350 Certifications (Chief Executive Officer).

32.2	Section 1350 Certifications (Chief Financial Officer).

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 26, 2007	CHAPARRAL STEEL COMPANY
(Registrant)

/S/ TOMMY A. VALENTA
Tommy A. Valenta
Director, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 26, 2007	/S/ JAMES M. HOAK, JR.
James M. Hoak, Jr.
Director, Chairman of the Board

Date: July 26, 2007	/S/ TOMMY A. VALENTA
Tommy A. Valenta
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date: July 26, 2007	/S/ J. CELTYN HUGHES
J. Celtyn Hughes
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 26, 2007	/S/ M. KEVIN LINCH
M. Kevin Linch
Vice President and Controller
(Principal Accounting Officer)

Date: July 26, 2007	/S/ EUGENIO CLARIOND
Eugenio Clariond
Director

Date: July 26, 2007	/S/ RONALD J. GAFFORD
Ronald J. Gafford
Director

Date: July 26, 2007	/S/ JOSEPH M. GRANT
Joseph M. Grant
Director

Date: July 26, 2007	/S/ JOSEPH D. MAHAFFEY
Joseph D. Mahaffey
Director

Date: July 26, 2007	/S/ IAN WACHTMEISTER
Ian Wachtmeister
Director

Date: July 26, 2007	/S/ ELIZABETH C. WILLIAMS
Elizabeth C. Williams
Director

INDEX TO EXHIBITS

CHAPARRAL STEEL COMPANY

EXHIBIT INDEX

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
(2)	Plan of purchase, sale, reorganization, arrangement, liquidation or succession.

2.1	Agreement and Plan of Merger, dated as of July 10, 2007, by and among Gerdau Ameristeel Corporation, GVC, Inc., Chaparral Steel Company, and for certain purposes Gerdau, S.A.	8-K	July 10, 2007	000-51307	2.1

(3)	Articles of Incorporation and Bylaws.

3.1	Amended and Restated Certificate of Incorporation of Chaparral Steel Company.	10-12G/A No. 1	June 10, 2005	000-51307	3.1

3.2	Bylaws of Chaparral Steel Company.	10-12G	May 6, 2005	000-51307	3.2

3.3	Certificate of Designations of Series A Participating Preferred Stock, filed with the Secretary of State of Delaware on July 21, 2005.	8-K	July 22, 2005	000-51307	3.1

(4)	Instruments defining the rights of security holders, including indentures.

4.1	Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3.	N/A	N/A	N/A	N/A

4.2	Registration Rights Agreement, dated July 6, 2005, between Chaparral Steel Company, its domestic subsidiaries, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC, and Comerica Securities, Inc.	8-K	July 12, 2005	000-51307	4.3

4.3	Form of Notation of Guarantee.	10-Q	January 13, 2006	000-51307	4.3

4.4	Form of Chaparral Steel Company’s 10% Senior Note due 2013.	10-Q	January 13, 2006	000-51307	4.4

4.5	Indenture, dated July 6, 2005, among Chaparral Steel Company, certain of its domestic subsidiaries and Wells Fargo Bank, National Association, as Trustee.	8-K	July 12, 2005	000-51307	4.4

4.6	Rights Agreement, effective as of July 29, 2005, between Chaparral Steel Company and Mellon Investor Services LLC, as rights agent.	8-K	July 21, 2005	000-51307	4.1

4.7	First Amendment, dated as of July 10, 2007, to the Rights Agreement, dated as of July 29, 2005, by and between Chaparral Steel Company and Mellon Investor Services LLC, as Rights Agent.	8-K	July 10, 2007	000-51307	4.1

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
(10)	Material Contracts.

10.1	Purchase Agreement, dated June 29, 2005, among Chaparral Steel Company, Banc of America Securities LLC, UBS Securities LLC, SunTrust Capital Markets, Inc., Wells Fargo Securities, LLC and Comerica Securities, Inc.	8-K	July 12, 2005	000-51307	10.1

10.2	Credit Agreement, dated June 16, 2005, among Chaparral Steel Company, Bank of America, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, UBS Securities LLC, as syndication agent, General Electric Capital Corporation, Wells Fargo Bank, National Association, and SunTrust Bank, as co-documentation agents and as lenders, and UBS Loan Finance LLC and Comerica Bank, as lenders.	8-K	July 12, 2005	000-51307	10.2

10.3	Security Agreement, dated July 6, 2005, made by Chaparral Steel Company, certain of its domestic subsidiaries, and Bank of America, N.A. as administrative agent.	8-K	July 12, 2005	000-51307	10.3

10.4	Separation and Distribution Agreement, dated July 6, 2005, between Texas Industries, Inc. and Chaparral Steel Company	8-K	July 12, 2005	000-51307	10.4

10.5	Amendment No. 1 to Separation and Distribution Agreement between Texas Industries, Inc. and Chaparral Steel Company, dated July 27, 2005.	10-K	August 26, 2005	000-51307	10.5

10.6	Tax Sharing and Indemnification Agreement, dated July 6, 2005 between Texas Industries, Inc. and Chaparral Steel Company.	8-K	July 12, 2005	000-51307	10.5

10.7	Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan (the “Omnibus Plan). *	10-12G/A No. 5	July 21, 2005	000-51307	10.3

10.8	Chaparral Steel Company Second Amended and Restated Financial Security Plan. *	10-Q	January 12, 2007	000-51307	10.8

10.9	Employment Agreement, effective as of January 12, 2007, between Chaparral Steel Company and Tommy A. Valenta. *	10-Q	January 12, 2007	000-51307	10.9

10.10	Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement. *	10-Q	January 13, 2006	000-51307	10.10

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
10.11	Form of Incentive and Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. employees under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan. *	10-K	August 26, 2005	000-51307	10.11

10.12	Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 1993 Stock Option Plan and the related form of Amendment (Change of Control) to Stock Option Agreement. *	10-Q	January 13, 2006	000-51307	10.12

10.13	Form of Nonqualified Stock Option Agreement under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan issued by Chaparral Steel Company in replacement of Texas Industries, Inc. options originally granted to Texas Industries, Inc. non-employee directors under the Texas Industries, Inc. 2004 Omnibus Equity Compensation Plan. *	10-K	August 26, 2005	000-51307	10.13

10.14	Form of Stock Option Agreement for employees under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan. *	10-K	August 26, 2005	000-51307	10.14

10.15	Form of Deferred Compensation Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan. *	10-K	August 26, 2005	000-51307	10.15

10.16	Form of Restricted Stock Agreement for non-employee directors under the Chaparral Steel Company Amended and Restated 2005 Omnibus Equity Compensation Plan. *	10-K	August 26, 2005	000-51307	10.16

10.17	Form of Texas Industries, Inc. Common Stock Award Plan and Award Letters for Tommy A. Valenta and William H. Dickert assumed by Chaparral Steel Company. *	10-K	August 26, 2005	000-51307	10.17

10.23	Form of Amended and Restated Change of Control/Severance Agreement entered into with the executive officers of Chaparral Steel Company (other than the Chief Executive Officer) effective as of January 12, 2007. *	10-Q	January 12, 2007	000-51307	10.23

		Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
10.24	Chaparral Steel Company 2006 Omnibus Incentive Plan. *	8-K	August 30, 2006	000-51307	10.1

10.25	Form of 2007 Annual Incentive Award Agreement entered into with the executive officers of Chaparral Steel Company. *	8-K	August 30, 2006	000-51307	10.2

10.26	First Amendment to Credit Agreement, dated April 10, 2007, among Chaparral Steel Company, Bank of America, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, UBS Securities LLC, as syndication agent, General Electric Capital Corporation, Wells Fargo Bank, National Association, and SunTrust Bank, as co-documentation agents and as lenders, and UBS Loan Finance and Comerica Bank, as lenders.	10-Q	April 11, 2007	000-51307	10.26

10.27	Supplemental Indenture, dated as of May 11, 2007, among 1201/5400 Elm Corporation, a subsidiary of Chaparral Steel Company and Wells Fargo Bank, National Association.	8-K	May 16, 2007	000-51307	4.1

10.28	Guaranty, dated as of April 30, 2007, made by 1201/5400 Elm Corporation.	8-K	May 17, 2007	000-51307	4.1

10.29	Security Agreement, dated as of April 30, 2007, made by 1201/5400 Elm Corporation in favor of Bank of America, N.A.	8-K	May 17, 2007	000-51307	4.2

10.30	Form of 2008 Incentive Award Agreement (Executive Officers). * +	N/A	N/A	N/A	N/A

10.31	Form of Restricted Stock Award Agreement (Executive Officers). * +	N/A	N/A	N/A	N/A

(12)	Statements re computation of ratios.

	12.1 Computation of Ratio of Earnings to Fixed Charges. +	N/A	N/A	N/A	N/A

(14)	Code of Ethics.

	14.1 Ethical Business Conduct Policy.	10-K	July 24, 2006	000-51307	14.1

	14.2 Code of Ethics for the CEO and Senior Financial Officers.	10-K	July 24, 2006	000-51307	14.2

(21)	Subsidiaries of the Registrant.

	21.1 Subsidiaries of Chaparral Steel Company. +	N/A	N/A	N/A	N/A

(23)	Consents of Experts and Counsel.

	23.1 Consent of Independent Registered Public Accounting Firm. +	N/A	N/A	N/A	N/A

Incorporated by Reference (if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
(31)	Rule 13a-14(a)/15d-14(a) Certifications.

	31.1 Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer). +	N/A	N/A	N/A	N/A

	31.2 Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer). +	N/A	N/A	N/A	N/A

(32)	Section 1350 Certifications.

	32.1 Section 1350 Certifications (Chief Executive Officer). +	N/A	N/A	N/A	N/A

	32.2 Section 1350 Certifications (Chief Financial Officer). +	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan
+	Filed herewith